Form 10QSB
period 1995-03-31
STRATFORD AMERICAN CORP
filed 1995-05-15
CIK 836435

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ------------

                                  FORM 10-QSB
(Mark One)
      (X)           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1995

                                       OR

      (  )          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from                   to
                                   -----------------     -----------------
                         Commission file number 0-17018

                         STRATFORD AMERICAN CORPORATION
        (Exact name of small business issue as specified in its charter)

           Arizona                                86-0608035
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)                Identification No.)

2400 E. Arizona Biltmore Circle,
Building. 2, Suite 1270, Phoenix, Arizona  85016
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:   (602)956-7809
- -------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes   X    No
     -----     -----

At March 31, 1995, 84,076,806 shares of the issuer's common stock were issued and outstanding.


Index to Exhibits is located at page 12 hereof.




                         PART I. FINANCIAL INFORMATION

                          ITEM I. FINANCIAL STATEMENTS



                                     INDEX

                                                                            Page

Consolidated Balance Sheet                                                    3

Consolidated Statement of Operations                                          4

Consolidated Statement of Changes in Shareholders' Equity                     5

Consolidated Statement of Cash Flows                                          6

Notes to Consolidated Financial Statements                                    7

                         STRATFORD AMERICAN CORPORATION
                           CONSOLIDATED BALANCE SHEET

                             ASSETS                               LIABILITIES AND SHAREHOLDERS' EQUITY

                                 March 31,      December 31,                                          March 31,        December 31,
                                  1995            1994                                                  1995              1994
                                (unaudited)                                                          (unaudited)
                                -----------     -----------                                          -----------       -----------
Current assets:                                                  Current liabilities:
    Cash                           $1,920,000   $ 505,000          Current portion of notes payable   $  365,000        $  364,000
                                                                   Accounts payable                    1,796,000         1,288,000
    Accounts receivable, net          454,000     318,000          Accrued interest                      170,000           172,000
                                                                   Accrued vehicle damage                 91,000           129,000
    Other current assets               35,000      40,000          Other accrued liabilities             351,000           350,000
                                    ---------    ---------                                              ---------         ---------

        Total current assets        2,409,000     863,000            Total current liabilities         2,773,000         2,303,000
                                                                                                       ---------         ---------

                                                                  Notes Payable                        3,503,000         3,528,000
                                                                                                       ---------         ---------

Restricted cash                       631,000     601,000         Investment in joint ventures and
                                                                     affiliated companies                                2,091,000
                                                                                                       ---------         ---------

                                                                  Minority interest in consolidated
                                                                     subsidiaries                         13,000             7,000
                                                                                                       ---------         ---------
Mining interests                      375,000     375,000
                                                                  Shareholders' equity:
                                                                     Nonredeemable preferred stock,
                                                                     $.01 par value; shares authorized -
Mortgages receivable                  133,000     134,000            50,000,000 shares

                                                                  Common stock, $.01 par value; shares
                                                                     authorized - 100,000,000 shares     841,000           841,000
Other assets                          385,000     380,000          Capital in excess of par           25,780,000        25,780,000
                                                                   Retained earnings (deficit)       (26,820,000)      (30,012,000)
                                                                   Less - 29,500 shares of common
                                                                      stock in treasury, at cost         (11,000)          (11,000)
                                                                                                     -----------       -----------


Franchise rights, net               2,146,000   2,174,000                                               (210,000)       (3,402,000)
                                    ---------   ---------                                            -----------       -----------
                                                                   Commitments and contingent
                                   $6,079,000  $4,527,000            liabilities                     $ 6,079,000       $ 4,527,000
                                   ==========  ==========                                            ===========       ===========

The accompanying notes are an integral part of these financial statements.


                         STRATFORD AMERICAN CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (unaudited)

                                                          For the three months
                                                             ended March 31,
                                                             1995      1994
                                                          --------------------

REVENUES:
  Vehicle rental activities                          $ 3,515,000
  Sports activities                                      222,000    $   229,000
  Rental property activities                              38,000         47,000
  Oil and gas production                                   4,000         34,000
  Interest and other income                               15,000          6,000
                                                     -----------    -----------

                                                       3,794,000        316,000
                                                     -----------    -----------

EXPENSES:
  Vehicle rental operations                            3,348,000
  Sports operations                                      241,000        236,000
  Rental property operations                                             33,000
  Production costs and taxes                               1,000         21,000
  General and administrative                             276,000        109,000
  Depreciation, depletion and amortization                43,000         16,000
  Interest                                                89,000         22,000
  Equity in net loss of unconsolidated
    joint venture                                                       145,000
  Minority interest in consolidated subsidiary             6,000         (5,000)
                                                     -----------    -----------

                                                       4,004,000        577,000
                                                     -----------    -----------

LOSS BEFORE INCOME TAXES                                (210,000)      (261,000)

INCOME TAX BENEFIT
                                                     -----------    -----------
LOSS FROM CONTINUING OPERATIONS                         (210,000)      (261,000)

EXTRAORDINARY GAIN ON DEBT EXTINGUISHMENT              3,402,000
                                                     -----------    -----------

NET INCOME (LOSS)                                    $ 3,192,000    $  (261,000)
                                                     ===========    ===========

Income (loss) per common share:
  Loss from continuing operations                    $     (0.00)   $     (0.00)
  Extraordinary gain on debt extinguishment                 0.04
                                                     -----------    -----------

  Net income (loss) per common share                 $      0.04    $     (0.00)
                                                     ===========    ===========


The accompanying notes are an integral part of these financial statements.


                                                                STRATFORD AMERICAN CORPORATION

                                                   CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                                      FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                                                          (unaudited)


                           Common                  Capital         Retained          Treasury          Total
                                                   in excess       earnings                         shareholders'
                     Shares       Amount            of par         (deficit)     Shares    Amount     equity
                     -------------------           --------        ---------     ----------------   ------------
Balance,
  December 31, 1994   84,076,806    $841,000    $25,780,000     $(30,012,000)    29,500  $(11,000)  $(3,402,000)
  Net income                                                       3,192,000                          3,192,000
                      ----------    --------    -----------     ------------     ------  ---------  -----------

Balance,
  March 31, 1995      84,076,806   $841,000     $25,780,000      $(26,820,000)   29,500  $(11,000)  $  (210,000)
                      ==========   ========     ===========      ===========     ======  ========   ===========



Balance,
  December 31, 1993   80,713,734   $807,000     $25,780,000      $(29,172,000)   29,500  $(11,000)  $(2,596,000)
  Net loss                                                           (261,000)                         (261,000)
                      ----------   --------     -----------      ------------    ------  --------   -----------

Balance,
  March 31, 1994      80,713,734   $807,000     $25,780,000      $(29,433,000)   29,500  $(11,000)  $(2,857,000)
                      ==========   ========     ===========      ===========     ======  ========   ===========


The accompanying notes are an integral part of these financial statements.

                         STRATFORD AMERICAN CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (unaudited)

                                                    For the three months ended
                                                            March 31,
                                                    --------------------------
                                                          1995           1994
                                                          ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                              $  3,192,000    $   (261,000)
    Adjustments to reconcile net income
         (loss) to net cash provided by
         (used for) operating activities -
       Depreciation, depletion, and amortization         43,000          16,000
       Equity in net loss of unconsolidated
         joint venture                                                  145,000
       Minority interest in consolidated
         subsidiaries                                     6,000          (5,000)
       Extraordinary gain on debt
         extinguishment                              (3,402,000)
       Other                                              1,000          14,000
    Changes in assets and liabilities:
       Increase in accounts and notes receivable       (183,000)        (90,000)
       Decrease in other assets                           5,000
       Increase in accounts payable and
         accrued liabilities                            516,000         127,000
                                                   ------------    ------------

NET CASH PROVIDED BY (USED FOR)
    OPERATING ACTIVITIES                                178,000         (54,000)
                                                   ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to restricted cash                        (30,000)
    Proceeds from sale of rental property             1,311,000         265,000
    Additions to property and equipment                 (20,000)         (1,000)
                                                   ------------    ------------

NET CASH PROVIDED BY (USED FOR)
     INVESTING ACTIVITIES                             1,261,000         264,000
                                                   ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of notes payable                          (24,000)       (281,000)

NET CASH USED FOR FINANCING ACTIVITIES                  (24,000)       (281,000)
                                                   ------------    ------------

NET INCREASE (DECREASE) IN CASH                       1,415,000         (71,000)

CASH, beginning of period                               505,000          82,000
                                                   ------------    ------------

CASH, end of period                                   1,920,000          11,000
                                                   ============    ============

SUPPLEMENTAL SCHEDULE OF CASH FLOW
    INFORMATION:
    Interest paid                                  $     92,000    $      4,000
                                                   ------------    ------------


The accompanying notes are an integral part of these financial statements.

                         STRATFORD AMERICAN CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

 1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of March 31, 1995, and the results of operations and cash flows for the three month period ended March 31, 1995 and 1994. The accompanying statements do not include all disclosures considered necessary for a fair presentation in conformity with generally accepted accounting principles. Therefore, it is recommended that these accompanying statements be read in conjunction with the notes to financial statements appearing in the Company's Form 10-KSB for the year ended December 31, 1994.

 2. The results of operations for the three months ended March 31, 1995 are not necessarily indicative of the results to be expected for the full year. The vehicle rental business in Phoenix is seasonal. Historically, the months of February through May have had the highest revenues.

 3. Earnings per share are based on 84,047,306 and 80,684,234 shares for the three months ended March 31, 1995 and 1994, respectively, excluding shares owned by the Company. Common stock equivalents have been excluded from the computation as the effect of their inclusion would be anti-dilutive.

 4. Effective March 27, 1995, the Company, through a 50% owned joint venture, sold its interest in the University Center property, located in Tempe, Arizona. This sale culminated in the Company's successful efforts to dispose of its real estate holdings and eliminate all related debt. As a result of the sale, the underlying indebtedness, totaling $17,553,000 in principal and accrued interest, was completely retired through payments and reductions based on terms of a debt extinguishment agreement with First Interstate Bank of Arizona, N.A. In addition, past due management fees written off by the Company from previous years, totaling $296,000, were collected and a loss of $1,065,000 was recognized as a result of the joint venture termination. The net effect of the above related transactions resulted in a gain of $3,402,000 which has been recorded as an extraordinary item in the accompanying Consolidated Statement of Operations.

 5.  Effective  June 1, 1994,  the  Company,  through an 80% owned  subsidiary, acquired the franchise rights to substantially all of the Arizona operations of Dollar Rent A Car. This transaction was consummated in accordance with a May 19, 1994 Sale and Purchase Agreement between Stratford American Car Rental Systems, Inc. ("SCRS") and The John Douglas Corporation ("JDC"), Douglas F. and Bette Jane Mitchell and John Rector, Jr. A License Agreement dated May 31, 1994 was also entered into between SCRS and Dollar Systems, Inc., the Dollar Rent A Car franchisor. In addition to the franchise rights, the acquisition included cash, accounts receivable, equipment and other assets relating to the Arizona operations of JDC as of May 31, 1994. SCRS also assumed the May 31, 1994 JDC accounts payable, accrued expenses and other current liabilities. A $1.9 million note payable to Dollar Systems, Inc. was executed by SCRS which requires monthly payments of $18,000 including principal and interest at 8% and matures in June 2000. The fair value of the related assets and liabilities, in accordance with purchase accounting, are as follows:

         Accounts receivable                    $   389,000
         Other current assets                        19,000
         Equipment                                  108,000
         Other assets                                70,000
         Franchise rights                         2,239,000
         Accounts payable                          (965,000)
         Other accrued liabilities                 (252,000)
         Note payable - Dollar Systems, Inc.     (1,900,000)
                                                -----------

                  Net Cash Acquired             $   292,000
                                                ===========

     During 1994, $1,275,000 in proceeds from 12% subordinated notes were received to provide working capital, to pay for closing costs and to provide cash, reflected as restricted cash in the accompanying Consolidated Balance Sheet, to secure a $750,000 letter of credit issued on behalf of Dollar Systems, Inc. These notes require quarterly payments of interest only and mature on May 31, 1997. The note holders own the outstanding common stock of SCRS not owned by the Company.

     On April 25, 1995, SCRS and Dollar Systems, Inc. executed a letter of intent to modify the terms of the existing License Agreement. Management anticipates that an executed agreement, formalizing the adjusted terms, should be consummated during May 1995.



ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Liquidity and Capital Resources.

              In March 1995, the Company sold its interest in University Center. The net cash proceeds received by the Company after payment of all related liabilities amounted to $1,311,000. See Note 4 to the Consolidated Financial Statements for additional information. This sale culminates the Company's successful efforts to dispose of its real estate holdings and eliminate the related indebtedness.

              The Company recognized a quarterly profit from its Dollar Rent A Car operations for the three months ended March 31, 1995. The Dollar Rent A Car operations and franchise rights, as previously disclosed, were acquired in June 1994. The vehicle rental business is seasonal with the months of February through May typically representing the highest revenue months. The profit from operations generated for the first three months of the year reflect this seasonality. The vehicle rental business is also highly competitive and subject to the pressures of both the rental rates and fleet sizes of competitors as well as the availability of a reasonably priced fleet. Efforts are in place to reduce fleet and other operational costs in order to attain continued profitability.

              The Company anticipates meeting its cash flow needs from the proceeds of University Center as previously discussed and from continued improved Dollar Rent A Car operations. However, as discussed above, this is in part dependent on various factors outside the Company's control and, accordingly, there can be no assurance that either profitability or adequate cash flows from operations will be achieved.

RESULTS OF OPERATIONS  -  QUARTER ENDED MARCH 31, 1995, COMPARED  WITH  QUARTER
     ENDED MARCH 31, 1994

              The Company reported net income of $3,192,000 for the quarter ended March 31, 1995 compared to a net loss of $261,000 during the first quarter of 1994. The 1995 results reflect an extraordinary gain of $3,402,000 related to debt forgiveness. The increase in general and administrative expenses from 1994 to 1995 of $167,000 is attributable primarily to the increased activity related to the rental car operations. The increase in interest expense from 1994 to 1995 of $67,000 relates to the indebtedness associated with the Dollar Rent A Car acquisition. The elimination of rental property operations expense and equity in net loss of unconsolidated joint venture from 1994 to 1995, totaling $178,000 less in expense, is due to the divestiture of real estate holdings experienced by the Company during the first quarter of 1995. See Note 4 to the Consolidated Financial Statements.

              Vehicle Rental Activities. Revenues from rental car activities accounted for 93% of total revenues in 1995 and continues to represent the most significant revenue source for the Company from the time the Dollar Rent A Car operations were acquired in June 1994. A net operating profit relating to these operations was recognized during the first quarter of 1995, partially attributable to the seasonality of the business as previously discussed.
              Sports Activities. Sports Careers accounted for 6% of total revenue in 1995 compared to 73% during 1994. Revenues include $123,000 and $114,000 associated with the sale of membership programs during the first quarters of 1995 and 1994, respectively. All other significant Sports Careers revenues relate to Sports Marketplace products.

              Other   Activities.   Real  estate  management  and  oil  and  gas
activities continue to be an insignificant part of the Company's ongoing operations, representing 1% of total revenue in the first quarter of 1995 compared to 26% during the first quarter of 1994. The Company anticipates that these activities will eventually cease and currently has no plans in the near future to participate in any additional such activities.


                           PART II. OTHER INFORMATION

Responses to Items 1 through 5 are omitted since these items are either inapplicable or the response thereto would be negative.

Item 6.       Exhibits and Reports on Form 8-K

              (a)   Exhibits

                    See index beginning on page 12

              (b) Reports on Form 8-K - Report dated March 27, 1995 with respect to the March 27, 1995 sale of the University Center property through the Company's 50% owned joint venture, University Center Developers, report including Sale and Purchase Agreement, and Registrant's Press Release.



                                   Signatures

              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    STRATFORD AMERICAN CORPORATION
                                    Registrant



Date:   May 15, 1995         By     /s/ Mel L. Shultz
                                    -------------------
                                    Mel L. Shultz, President and Director



Date:   May 15, 1995         By     /s/ Timothy A. Laos
                                    ---------------------
                                    Timothy A. Laos, Chief Financial Officer
                                    (Principal Financial Officer and Principal
                                    Accounting Officer) for the quarter subject
                                    to this report


                                 EXHIBITS INDEX


The only exhibit originally filed with this report is Exhibit 27.1. The Company hereby incorporates all other exhibits by reference pursuant to Rule 12b-32, each of which (except Exhibits 22.1, 23.1 and 28.1) was filed as an exhibit to the Company's Registration on Form 10 which was filed July 22, 1988, and amended on October 7, 1988, and December 8, 1988. Exhibit 22.1 was filed as Exhibit 22.1 to the Company's Form 10-QSB for the Quarterly Period ended June 30, 1994, which was filed with the Securities and Exchange Commission on August 12, 1994.
Exhibit 23.1 references the 1995 Proxy Statement which was filed with the Securities and Exchange Commission on May 1, 1995. Exhibit 28.1 references the December 31, 1994 Form 10-KSB, which was filed with the Securities and Exchange Commission on April 14, 1995.

Number                     Description                                  Page

    4.1        Form of Common Stock Certificate                          N/A

    4.2        Form of Series "A" Preferred Stock Certificate            N/A

    4.3        Article IV of the Articles of Incorporation               N/A

    4.4        Article III of the Bylaws                                 N/A

   22.1        Subsidiaries                                              N/A

   23.1        Notice of the 1995 Annual Shareholders' Meeting,
               Proxy Statement and Form of Proxy                         N/A

   27.1        Financial Data Schedule                                    13

   28.1        Form 10-KSB for the year ended December 31, 1994          N/A