Form 10QSB
period 1995-06-30
STRATFORD AMERICAN CORP
filed 1995-08-14
CIK 836435

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ------------

                                  FORM 10-QSB
(Mark One)
   (X)         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1995

                                       OR

   ( )         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to _________

                         Commission file number 0-17018

                         STRATFORD AMERICAN CORPORATION
        (Exact name of small business issuer as specified in its charter)

           Arizona                                               86-0608035
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

2400 E. Arizona Biltmore Circle, Building 2, Suite 1270, Phoenix, Arizona  85016
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:                (602)956-7809
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                  Yes X  No
                                                                     ---    ---

At June 30, 1995, 84,076,806 shares of the issuer's common stock were issued and outstanding.

Index to Exhibits is located at page 13 hereof.


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



                         STRATFORD AMERICAN CORPORATION

                           CONSOLIDATED BALANCE SHEET

                             ASSETS                                              LIABILITIES AND SHAREHOLDERS' EQUITY

                                 June 30,    December 31,                                               June 30,        December 31,
                                  1995          1994                                                      1995              1994
                                ----------    ----------                                               -----------       -----------
                              (unaudited)                                                             (unaudited)

Current assets:                                             Current liabilities:
    Cash                       $1,168,000    $  505,000       Current portion of notes payable        $   290,000       $   364,000
                                                              Accounts payable                          1,029,000         1,288,000
    Accounts receivable, net      196,000       318,000       Accrued interest                            200,000           172,000
                                                              Accrued vehicle damage                       66,000           129,000
    Other current assets          188,000        40,000       Other accrued liabilities                   281,000           350,000
                              -----------    ----------                                               -----------       -----------
        Total current assets    1,552,000       863,000         Total current liabilities               1,866,000         2,303,000

                                                            Notes Payable                               1,665,000         3,528,000
                                                                                                      -----------       -----------
Restricted cash                   530,000       601,000     Investment in joint ventures and
                                                              affiliated companies                                        2,091,000
                                                                                                      -----------       -----------
                                                            Minority interest in consolidated
                                                              subsidiaries                                 74,000             7,000
                                                                                                      -----------       -----------
Mining interests                  375,000       375,000
                                                            Shareholders' equity:
                                                              Nonredeemable preferred stock,
                                                                $.01 par value; shares authorized -
Mortgages receivable              133,000       134,000         50,000,000 shares

                                                              Common stock, $.01 par value; shares
                                                                authorized - 100,000,000 shares           841,000           841,000
Other assets                      619,000       380,000       Capital in excess of par                 25,780,000        25,780,000
                                                              Retained earnings (deficit)             (26,690,000)      (30,012,000)
                                                              Less - 29,500 shares of common stock
                                                                in treasury, at cost                      (11,000)          (11,000)
                                                                                                      -----------       -----------
Franchise rights, net             316,000     2,174,000                                                   (80,000)       (3,402,000)
                               ----------    ----------                                               -----------       -----------
                                                            Commitments and contingent liabilities
                               $3,525,000    $4,527,000                                               $ 3,525,000       $ 4,527,000
                               ==========    ==========                                               ===========       ===========

   The accompanying notes are an integral part of these financial statements.



                         STRATFORD AMERICAN CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)

                                                                          For the three months               For the six months
                                                                             ended June 30,                    ended June 30,
                                                                            1995            1994            1995             1994
                                                                         ----------      ----------      ----------      ----------
REVENUES:
  Vehicle rental activities                                              $2,932,000      $  684,000      $6,447,000      $  684,000
  Sports activities                                                         346,000         333,000         568,000         562,000
  Rental property activities                                                  6,000          34,000          44,000          81,000
  Oil and gas production                                                     12,000          36,000          16,000          70,000
  Interest and other income                                                  31,000           5,000          46,000          11,000
                                                                         ----------      ----------      ----------      ----------
                                                                          3,327,000       1,092,000       7,121,000       1,408,000
                                                                         ----------      ----------      ----------      ----------
EXPENSES:
  Vehicle rental operations                                               2,671,000         785,000       6,019,000         785,000
  Sports operations                                                         315,000         368,000         556,000         604,000
  Rental property operations                                                                  5,000                          38,000
  Production costs and taxes                                                  1,000          19,000           2,000          40,000
  General and administrative                                                133,000         119,000         409,000         228,000
  Depreciation, depletion and amortization                                   (9,000)         26,000          34,000          42,000
  Interest                                                                   25,000          48,000         114,000          70,000
  Equity in net loss of unconsolidated joint venture                                         69,000                         214,000
  Minority interest in consolidated subsidiary                               61,000         (46,000)         67,000         (51,000)
                                                                         ----------      ----------      ----------      ----------
                                                                          3,197,000       1,393,000       7,201,000       1,970,000
                                                                         ----------      ----------      ----------      ----------
INCOME (LOSS) BEFORE INCOME TAXES                                           130,000        (301,000)        (80,000)       (562,000)

INCOME TAX BENEFIT
                                                                         ----------      ----------      ----------      ----------
INCOME (LOSS) FROM CONTINUING OPERATIONS                                    130,000        (301,000)        (80,000)       (562,000)

EXTRAORDINARY GAIN ON DEBT
   EXTINGUISHMENT                                                                                         3,402,000
                                                                         ----------      ----------      ----------      ----------
NET INCOME (LOSS)                                                        $  130,000      $ (301,000)     $3,322,000      $ (562,000)
                                                                         ==========      ==========      ==========      ==========
Income (loss) per common share:
  Income (loss) from continuing operations                               $     0.00      $    (0.00)     $    (0.00)     $    (0.01)
  Extraordinary gain on debt extinguishment                                                                    0.04
                                                                         ----------      ----------      ----------      ----------
  Net income (loss) per common share                                     $     0.00      $    (0.00)     $     0.04      $    (0.01)
                                                                         ==========      ==========      ==========      ==========

   The accompanying notes are an integral part of these financial statements.



                         STRATFORD AMERICAN CORPORATION


            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                 FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                   (unaudited)

                                     Common                 Capital          Retained             Treasury                Total
                            ------------------------       in excess         earnings         --------------------     shareholders'
                              Shares         Amount         of par           (deficit)        Shares       Amount          equity
                            ----------      --------      -----------       ------------      ------      --------      -----------
Balance,
  December 31, 1994         84,076,806      $841,000      $25,780,000       $(30,012,000)     29,500      $(11,000)     $(3,402,000)
  Net income                                                                   3,322,000                                  3,322,000
                            ----------      --------      -----------       ------------      ------      --------      -----------

Balance,
  June 30, 1995             84,076,806      $841,000      $25,780,000       $(26,690,000)     29,500      $(11,000)     $   (80,000)
                            ==========      ========      ===========       ============      ======      ========      ===========

Balance,
  December 31, 1993         80,713,734      $807,000      $25,780,000       $(29,172,000)     29,500      $(11,000)     $(2,596,000)
  Net loss                                                                      (562,000)                                  (562,000)
                            ----------      --------      -----------       ------------      ------      --------      -----------
Balance,
  June 30, 1994             80,713,734      $807,000      $25,780,000       $(29,734,000)     29,500      $(11,000)     $(3,158,000)
                            ==========      ========      ===========       ============      ======      ========      ===========

   The accompanying notes are an integral part of these financial statements.



                         STRATFORD AMERICAN CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                                        For the six months ended
                                                                                               June 30,
                                                                                      ---------------------------
                                                                                         1995              1994
                                                                                      ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                                 $3,322,000       $ (562,000)
    Adjustments to reconcile net income (loss) to net cash provided by
        (used for) operating activities -
       Depreciation, depletion, and amortization                                          34,000           42,000
       Equity in net loss of unconsolidated joint venture                                                 214,000
       Minority interest in consolidated subsidiaries                                     67,000          (52,000)
       Extraordinary gain on debt extinguishment                                      (3,402,000)
       Other                                                                               1,000           15,000
    Changes in assets and liabilities:
       Decrease in accounts and notes receivable                                         197,000           70,000
       Increase in other current assets                                                 (147,000)         (24,000)
       Increase in other assets, excluding property and equipment                       (158,000)
       Increase (decrease) in accounts payable and accrued liabilities                  (438,000)         254,000
                                                                                      ----------       ----------
NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES                                    (524,000)         (43,000)
                                                                                      ----------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Reduction (Addition) to restricted cash                                               71,000         (541,000)
    Proceeds from sale of rental property                                                                 265,000
    Proceeds from sale of joint venture property                                       1,311,000
    Additions to property and equipment                                                 (116,000)          (2,000)
    Acquisition costs                                                                                    (114,000)
    Net cash acquired in connection with Dollar Rent A Car purchase                                       292,000
                                                                                      ----------       ----------
NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES                                   1,266,000         (100,000)
                                                                                      ----------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from notes payable                                                                         1,125,000
    Repayment of notes payable                                                           (79,000)        (297,000)
                                                                                      ----------       ----------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                                     (79,000)         828,000
                                                                                      ----------       ----------
NET INCREASE IN CASH                                                                     663,000          685,000

CASH, beginning of period                                                                505,000           82,000
                                                                                      ----------       ----------
CASH, end of period                                                                    1,168,000          767,000
                                                                                      ==========       ==========
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
    Interest paid                                                                     $   74,000       $   19,000
                                                                                      ----------       ----------
   The accompanying notes are an integral part of these financial statements.





                         STRATFORD AMERICAN CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of June 30, 1995, and the results of operations and cash flows for the six month period ended June 30, 1995 and 1994. The accompanying statements do not include all disclosures considered necessary for a fair presentation in conformity with generally accepted accounting principles. Therefore, it is recommended that these accompanying statements be read in conjunction with the notes to financial statements appearing in the Company's Form 10-KSB for the year ended December 31, 1994.

2. The results of operations for the six months ended June 30, 1995 are not necessarily indicative of the results to be expected for the full year. The vehicle rental business in Phoenix is seasonal. Historically, the months of February through May have had the highest revenues.

3. Earnings per share are based on 84,076,806 and 80,684,234 shares for the six months ended June 30, 1995 and 1994, respectively, excluding shares owned by the Company. Common stock equivalents have been excluded from the computation as the effect of their inclusion would be anti-dilutive.

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

5. Effective June 1, 1994, the Company, through an 80% owned subsidiary, acquired the franchise rights to substantially all of the Arizona operations of Dollar Rent A Car. This transaction was consummated in accordance with a May 19, 1994 Sale and Purchase Agreement between Stratford American Car Rental Systems, Inc. ("SCRS") and The John Douglas Corporation ("JDC"), Douglas F. and Bette Jane Mitchell and John Rector, Jr. A License Agreement dated May 31, 1994 was also entered into between SCRS and Dollar Systems, Inc., the Dollar Rent A Car franchisor. In addition to the franchise rights, the acquisition included cash, accounts receivable, equipment and other assets relating to the Arizona operations of JDC as of May 31, 1994. SCRS also assumed the May 31, 1994 JDC accounts payable, accrued expenses and other current liabilities. A $1.9 million note payable to Dollar Systems, Inc. was executed by SCRS which required monthly payments of $18,000 including principal and interest at 8% and matured in June 2000. On May 16, 1995 an Assistance Agreement between SCRS and Dollar Systems, Inc. was executed which served to readjust the value of the franchise acquisition previously set. Along with other license concessions, the remaining note payable balance to Dollar Systems, Inc., totaling $1,858,000, was eliminated, provided that the Company does not default on any obligations due to Dollar Systems, Inc. through the end of 1996, in which case half of the balance would become due in June 2000. As such, the restated fair value of the related assets and liabilities, in accordance with purchase accounting, are as follows:

         Accounts receivable                                        $   389,000
         Other current assets                                            19,000
         Equipment                                                      108,000
         Other assets                                                    70,000
         Franchise rights                                               381,000
         Accounts payable                                              (965,000)
         Other accrued liabilities                                     (252,000)
         Note payable - Dollar Systems, Inc.                            (42,000)
                                                                    -----------
              Net Cash Acquired                                     $   292,000
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

Liquidity and Capital Resources.
-------------------------------

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

              The Company recognized a quarterly profit from its Dollar Rent A Car operations for each of the three month periods ended March 31 and June 30, 1995. The Dollar Rent A Car operations and franchise rights, as previously disclosed, were acquired in June 1994. The vehicle rental business is seasonal with the months of February through May typically representing the highest revenue months. The profit from operations generated for the first half of the year reflect this seasonality. The vehicle rental business is also highly competitive and subject to the pressures of both the rental rates and fleet sizes of competitors as well as the availability of a reasonably priced fleet. Efforts are in place to reduce fleet and other operational costs in order to attain continued profitability. Management is in the process of acquiring risk fleet financing from various lenders in order to complement the Company's existing fleet leasing arrangement with Dollar Systems, Inc.

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

Results of Operations - Six Months Ended June 30, 1995, Compared with Six Months
--------------------------------------------------------------------------------
Ended June 30, 1994
-------------------

              The Company reported net income of $130,000 and $3,322,000 and a net loss of $301,000 and $562,000 during the three and six month periods ended June 30, 1995 and 1994, respectively. The 1995 results reflect an extraordinary gain of $3,402,000 related to debt forgiveness. The increase in general and administrative expenses for the three and six month periods from 1994 to 1995 of $14,000 and $181,000, respectively, is attributable primarily to the increased activity related to the rental car operations. The decrease in interest expense for the three month period ended June 30, 1994 to 1995 of $23,000 is due to the recent elimination of the $1.9 million note payable to Dollar Systems, Inc. See
Note 5 to the Consolidated Financial Statements. The increase in interest expense for the six month period ended June 30, 1994 to 1995 of $44,000 is attributable primarily to the increased activity related to the rental car operations. The elimination of rental property operations expense and equity in net loss of unconsolidated joint venture from 1994 to 1995, totaling $252,000 less in expense, is due to the divestiture of real estate holdings experienced by the Company during the first quarter of 1995. See Note 4 to the Consolidated Financial Statements.

              The $122,000 decrease in accounts receivables, net from December 31, 1994 to June 30, 1995 is primarily due to the recognition of advertising reimbursement and vehicle lease retention bonuses received from Dollar Systems, Inc. The $148,000 increase in other current assets from December 31, 1994 to June 30, 1995 includes $144,000 of prepaid auto license expense recognized during the six month period. The $239,000 increase in other assets from December 31, 1994 to June 30, 1995 includes $102,000 in used risk vehicles purchased, a $125,000 deposit to be applied against the potential purchase of a leased Dollar Rent A Car premises in Phoenix, Arizona, and a $33,000 deposit to the State of Arizona to be applied against June 1995 sales tax.

              Vehicle Rental Activities. Revenues from rental car activities accounted for 91% of total revenues in 1995 and continues to represent the most significant revenue source for the Company from the time the Dollar Rent A Car operations were acquired in June 1994. A net operating profit relating to these operations was recognized during the first and second quarters of 1995, partially attributable to the seasonality of the business as previously discussed.

              Sports Activities. Sports Careers accounted for 8% of total revenue in 1995 compared to 40% during 1994. Revenues include $259,000 and $237,000 associated with the sale of membership programs during the first half of 1995 and 1994, respectively. All other significant Sports Careers revenues relate to Sports Marketplace products.

              Other   Activities.   Real  estate  management  and  oil  and  gas
activities continue to be an insignificant part of the Company's ongoing operations, representing 1% of total revenue in the first half of 1995 compared to 11% during the first half of 1994. The Company anticipates that these activities will eventually cease and currently has no plans in the near future to participate in any additional such activities.


                           PART II. OTHER INFORMATION

Responses to Items 1 through 3 and 5 are omitted since these items are either inapplicable or the response thereto would be negative.

Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

           (a)      The 1995 Annual Meeting was held on July 12, 1995.

           (b)      The following directors were elected:

                    1)   Gerald J. Colangelo
                    2)   David H. Eaton
                    3)   Mel L. Shultz
                    4)   William G. Was, Jr.

           (c)i. The votes for the election of directors were cast, as follows:

                        Director              For            Withhold Authority
                        --------              ---            ------------------
                    Gerald J. Colangelo       59,001,619             127,355
                    David H. Eaton            59,001,619             127,355
                    Mel L. Shultz             59,001,619             127,355
                    William G. Was, Jr.       59,002,569             125,455

           (c)ii.   Price   Waterhouse  was  appointed  as  the  Company's  1995
                    auditors with 59,081,774 shares cast for, 39,900 shares cast against and 6,350 shares abstaining.

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

           (a)   Exhibits

                 See index beginning on page 13

           (b) Reports on Form 8-K - Report dated March 27, 1995 with respect to the March 27, 1995 sale of the University Center property through the Company's 50% owned joint venture, University Center Developers, report including Sale and Purchase Agreement, and Registrant's Press Release.


           Signatures
           ----------

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   STRATFORD AMERICAN CORPORATION

                                   Registrant


Date:      August 14, 1995         By  Mel L. Shultz
                                     -------------------------------------------
                                     Mel L. Shultz, President and Director



Date:      August 14, 1995         By  Timothy A. Laos
                                     -------------------------------------------
                                     Timothy A. Laos, Chief Financial Officer
                                     (Principal Financial Officer and Principal
                                     Accounting Officer) for the quarter subject to this report


                                 EXHIBITS INDEX

Exhibits 10.1 and 27.1 are the only exhibits originally filed with this report. The Company hereby incorporates all other exhibits by reference pursuant to Rule 12b-32, each of which (except Exhibits 22.1, 23.1 and 28.1) was filed as an exhibit to the Company's Registration on Form 10 which was filed July 22, 1988, and amended on October 7, 1988, and December 8, 1988. Exhibit 22.1 was filed as
Exhibit 22.1 to the Company's Form 10-QSB for the Quarterly Period ended June 30, 1994, which was filed with the Securities and Exchange Commission on August 12, 1994. Exhibit 23.1 references the 1995 Proxy Statement which was filed with the Securities and Exchange Commission on May 1, 1995. Exhibit 28.1 references the December 31, 1994 Form 10-KSB, which was filed with the Securities and Exchange Commission on April 14, 1995.

Number                 Description                                          Page
------                 -----------                                          ----

 4.1     Form of Common Stock Certificate                                    N/A

 4.2     Form of Series "A" Preferred Stock Certificate                      N/A

 4.3     Article IV of the Articles of Incorporation                         N/A

 4.4     Article III of the Bylaws                                           N/A

10.1     Assistance Agreement between Stratford American Car Rental
         Systems, Inc. and Dollar Systems, Inc. dated May 16, 1995.           14

22.1     Subsidiaries                                                        N/A

23.1     Notice of the 1995 Annual Shareholders' Meeting,
         Proxy Statement and Form of Proxy                                   N/A

27.1     Financial Data Schedule                                              22

28.1     Form 10-KSB for the year ended December 31, 1994                    N/A