Form 10QSB
period 1995-09-30
STRATFORD AMERICAN CORP
filed 1995-11-14
CIK 836435

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ------------

                                  FORM 10-QSB
(Mark One)
   (X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1995

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
                                                              Yes   X  No
                                                                  ----    ----

At September 30, 1995, 84,076,806 shares of the issuer's common stock were issued and outstanding.


Index to Exhibits is located at page 12 hereof.

                         PART I. FINANCIAL INFORMATION

                          ITEM I. FINANCIAL STATEMENTS
                          ----------------------------



                                     INDEX
                                     -----

                                                                         Page
                                                                         ----

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

                         STRATFORD AMERICAN CORPORATION
                           CONSOLIDATED BALANCE SHEET

        ASSETS
        ------

                                                 September 30,      December 31,
                                                      1995              1994
                                                      ----              ----
                                                  (unaudited)
Current assets:
  Cash                                          $     434,000     $     505,000

  Accounts receivable, net                            260,000           318,000

  Other current assets                                145,000            40,000
                                                -------------     -------------

    Total current assets                              839,000           863,000



Restricted cash                                       735,000           601,000

Revenue earning vehicles, net                         316,000                --


Property and equipment, net                           217,000           222,000


Mining interests                                      375,000           375,000


Mortgages receivable                                  132,000           134,000


Other assets                                          266,000           158,000

Franchise rights, net                                316 ,000         2,174,000
                                                -------------     -------------

                                                $   3,196,000     $   4,527,000
                                                =============     =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of notes payable              $     518,000     $     364,000
  Accounts payable                                    847,000         1,288,000
  Accrued interest                                    244,000           172,000
  Accrued vehicle damage                                1,000           129,000
  Other accrued liabilities                           237,000           350,000
                                                -------------     -------------

    Total current liabilities                       1,847,000         2,303,000
                                                -------------     -------------

Notes Payable                                       1,659,000         3,528,000
                                                -------------     -------------

Investment in joint ventures and
  affiliated companies                                     --         2,091,000
                                                -------------     -------------

Minority interest in consolidated
  subsidiaries                                         34,000             7,000
                                                -------------     -------------

Shareholders' equity:
  Nonredeemable preferred stock,
   $.01 par value; shares authorized -
   50,000,000 shares

  Common stock, $.01 par value; shares
   authorized - 100,000,000 shares                    841,000           841,000
  Capital in excess of par                         25,780,000        25,780,000
  Retained earnings (deficit)                     (26,954,000)      (30,012,000)
  Less - 29,500 shares of common stock
    in treasury, at cost                              (11,000)          (11,000)
                                                -------------     -------------

                                                     (344,000)       (3,402,000)
                                                -------------     -------------
Commitments and contingent liabilities
                                                $   3,196,000     $   4,527,000
                                                =============     =============


The accompanying notes are an integral part of these financial statements.


                         STRATFORD AMERICAN CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (unaudited)


                                                            For the three months           For the nine months
                                                             ended September 30,            ended September 30,
                                                            1995            1994           1995             1994
                                                            ----            ----           ----             ----



REVENUES:
 Vehicle rental activities                            $  2,148,000    $  2,182,000    $  8,595,000    $  2,866,000
 Sports activities                                         233,000         261,000         801,000         823,000
 Rental property activities                                  8,000          32,000          52,000         113,000
 Oil and gas production                                      5,000          35,000          21,000         105,000
 Interest and other income                                  21,000          57,000          67,000          68,000
                                                      ------------    ------------    ------------    ------------

                                                         2,415,000       2,567,000       9,536,000       3,975,000
                                                      ------------    ------------    ------------    ------------

EXPENSES:
 Vehicle rental operations                               2,271,000       2,331,000       8,290,000       3,116,000
 Sports operations                                         251,000         274,000         807,000         878,000
 Rental property operations                                     --           4,000              --          42,000
 Production costs and taxes                                  1,000           6,000           3,000          46,000
 General and administrative                                121,000         121,000         530,000         349,000
 Depreciation, depletion and amortization                   25,000          42,000          59,000          84,000
 Interest                                                   50,000          93,000         164,000         163,000
 Equity in net loss of unconsolidated joint venture             --          71,000              --         285,000
 Minority interest in consolidated subsidiaries            (40,000)        (59,000)        27,0000        (110,000)
                                                      ------------    ------------    ------------    ------------

                                                         2,679,000       2,883,000       9,880,000       4,853,000
                                                      ------------    ------------    ------------    ------------

INCOME (LOSS) BEFORE INCOME TAXES                         (264,000)       (316,000)       (344,000)       (878,000)
                                                                --              --              --              --
INCOME TAX BENEFIT                                    ------------    ------------    ------------    ------------

INCOME (LOSS) FROM CONTINUING OPERATIONS                  (264,000)       (316,000)       (344,000)       (878,000)

EXTRAORDINARY GAIN ON DEBT
   EXTINGUISHMENT                                               --         477,000       3,402,000         477,000
                                                      ------------    ------------    ------------    ------------

NET INCOME (LOSS)                                     $   (264,000)   $    161,000    $  3,058,000    $   (401,000)
                                                      ============    ============    ============    ============

Income (loss) per common share:
 Income (loss) from continuing operations             $      (0.00)   $      (0.00)   $      (0.00)   $      (0.00)
 Extraordinary gain on debt extinguishment                    0.00            0.00            0.04            0.00
                                                      ------------    ------------    ------------    ------------

 Net income (loss) per common share                   $      (0.00)   $       0.00    $       0.04    $      (0.00)
                                                      ============    ============    ============    ============


The accompanying notes are an integral part of these financial statements.



                         STRATFORD AMERICAN CORPORATION

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                  (unaudited)




                                  Common            Capital        Retained          Treasury            Total
                                  ------                                             --------
                                                   in excess       earnings                           shareholders'
                             Shares     Amount       of par        (deficit)      Shares   Amount        equity
                             ------     ------      --------       ---------      ------   ------     -----------


Balance,
  December 31, 1994       84,076,806  $841,000    $25,780,000    $(30,012,000)    29,500  $(11,000)   $(3,402,000)
  Net income                      --        --             --       3,058,000         --        --      3,058,000
                          ----------  --------    -----------    ------------     ------  --------    -----------


Balance,
  September 30, 1995      84,076,806  $841,000    $25,780,000    $(26,954,000)    29,500  $(11,000)   $  (344,000)
                          ==========  ========    ===========    ============     ======  ========    ===========



Balance,
  December 31, 1993       80,713,734  $807,000    $25,780,000    $(29,172,000)    29,500  $(11,000)   $(2,596,000)
  Net loss                        --        --             --        (401,000)        --        --       (401,000)
                          ----------  --------    -----------    ------------     ------  --------    -----------


Balance,
  September 30, 1994      80,713,734  $807,000    $25,780,000    $(29,573,000)    29,500  $(11,000)   $(2,997,000)
                          ==========  ========    ===========    ============     ======  ========    ===========


The accompanying notes are an integral part of these financial statements.



                         STRATFORD AMERICAN CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (unaudited)


                                                                        For the nine months ended
                                                                                September 30,
                                                                           1995            1994
                                                                           ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                    $ 3,058,000    $  (401,000)
 Adjustments to reconcile net income (loss) to net cash provided by
   (used for) operating activities -
   Depreciation, depletion, and amortization                               59,000         84,000
   Equity in net loss of unconsolidated joint venture                          --        285,000
   Minority interest in consolidated subsidiaries                          27,000       (110,000)
   Extraordinary gain on debt extinguishment                           (3,402,000)      (477,000)
   Other                                                                    2,000         16,000
 Changes in assets and liabilities:
   Decrease in accounts and notes receivable                              133,000         33,000
   Increase in other current assets                                      (105,000)        (9,000)
   Increase in other assets, excluding property and equipment            (124,000)            --
   Increase (decrease) in accounts payable and accrued liabilities       (684,000)       109,000
                                                                      -----------    -----------

NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES                   (1,036,000)      (470,000)
                                                                      -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Reduction (Addition) to restricted cash                                 (133,000)      (571,000)
 Proceeds from sale of rental property                                         --        265,000
 Proceeds from sale of joint venture property                           1,311,000             --
 Additions to property and equipment                                     (355,000)       (34,000)
 Acquisition costs                                                             --       (121,000)
 Net cash acquired in connection with Dollar Rent A Car purchase               --        292,000
                                                                      -----------    -----------

NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES                      823,000       (169,000)
                                                                      -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from notes payable                                              227,000      1,253,000
 Repayment of notes payable                                               (85,000)      (336,000)

NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                      142,000        917,000
                                                                      -----------    -----------

NET INCREASE (DECREASE) IN CASH                                           (71,000)       278,000

CASH, beginning of period                                                 505,000         82,000
                                                                      -----------    -----------

CASH, end of period                                                       434,000        360,000
                                                                      ===========    ===========

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
    Interest paid                                                     $    80,000    $   102,000
                                                                      -----------    -----------

The accompanying notes are an integral part of these financial statements.


                         STRATFORD AMERICAN CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of September 30, 1995, and the results of operations and cash flows for the nine month period ended September 30, 1995 and 1994. The accompanying statements do not include all disclosures considered necessary for a fair presentation in conformity with generally accepted accounting principles. Therefore, it is recommended that these accompanying statements be read in conjunction with the notes to financial statements appearing in the Company's Form 10-KSB for the year ended December 31, 1994.

2. The results of operations for the nine months ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year. The vehicle rental business in Phoenix is seasonal. Historically, the months of February through May have had the highest revenues.

3. Earnings per share are based on 84,047,306 and 80,684,234 shares for the nine months ended September 30, 1995 and 1994, respectively, excluding shares owned by the Company. Common stock equivalents have been excluded from the computation as the effect of their inclusion would be anti-dilutive.

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

         Accounts receivable                                         $  389,000
         Other current assets                                            19,000
         Equipment                                                      108,000
         Other assets                                                    70,000
         Franchise rights                                               381,000
         Accounts payable                                              (965,000)
         Other accrued liabilities                                     (252,000)
         Note payable - Dollar Systems, Inc.                            (42,000)
                                                                     ----------

            Net Cash Acquired                                        $  292,000
                                                                     ==========

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
--------------------------------------------------------------------

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

           The Company recognized a quarterly profit from its Dollar Rent A Car operations for each of the three month periods ended March 31 and June 30, 1995, and a subsequent loss for the three month period ended September 30, 1995, resulting in a net profit for the nine month period ended September 30, 1995. The Dollar Rent A Car operations and franchise rights, as previously disclosed, were acquired in June 1994. The vehicle rental business is seasonal with the months of February through May typically representing the highest revenue months. The profit from operations generated for the first half of the year reflect this seasonality. The vehicle rental business is also highly competitive and subject to the pressures of both the rental rates and fleet sizes of competitors as well as the availability of a reasonably priced fleet. Efforts are in place to reduce fleet and other operational costs in order to attain continued profitability. Management is in the process of acquiring risk fleet financing from various lenders in order to complement the Company's existing fleet leasing arrangement with Dollar Systems, Inc. As of September 30, 1995, the Company has acquired fifteen risk vehicles through fleet financing from General Motors Acceptance Corporation.

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

Results of Operations - Nine Months Ended September 30, 1995, Compared with Nine
--------------------------------------------------------------------------------
Months Ended September 30, 1994
-------------------------------

           The Company reported a net loss of $264,000 and net income of $3,058,000 and net income of $161,000 and a net loss of $401,000 during the three and nine month periods ended September 30, 1995 and 1994, respectively. The 1995 results reflect an extraordinary gain of $3,402,000, primarily related to debt forgiveness as discussed in Note 4 to the Consolidated Financial Statements. The increase in general and administrative expenses for the nine month period from 1994 to 1995 of $181,000, is attributable primarily to the increased activity related to the rental car operations. The decrease in interest expense for the three month period ended September 30, 1994 to 1995 of $43,000 is due to the recent elimination of the $1.9 million note payable to Dollar Systems, Inc. See Note 5 to the Consolidated Financial Statements. The elimination of rental property operations expense and equity in net loss of unconsolidated joint venture from 1994 to 1995, totaling $327,000 less in expense, is due to the divestiture of real estate holdings experienced by the Company during the first quarter of 1995. See Note 4 to the Consolidated Financial Statements.

           The $58,000 decrease in accounts receivables, net from December 31, 1994 to September 30, 1995 is primarily due to the recognition of advertising reimbursement and vehicle lease retention bonuses received from Dollar Systems, Inc. The $105,000 increase in other current assets from December 31, 1994 to September 30, 1995 includes $100,000 of prepaid auto license expense recognized during the nine month period. The $108,000 net increase in other assets from December 31, 1994 to September 30, 1995 includes a $125,000 deposit to be applied against the potential purchase of a leased Dollar Rent A Car premises in Phoenix, Arizona. The $154,000 net increase in current portion of notes payable from December 31, 1994 to September 30, 1995 includes $227,000 in vehicle obligations acquired from General Motors Acceptance Corporation. The $441,000 decrease in accounts payable and the $113,000 decrease in other accrued liabilities from December 31, 1994 to September 30, 1995 is primarily due to the successful reduction of aged payables and other liabilities during the current nine month period. The $72,000 increase in accrued interest from December 31, 1994 to September 30, 1995 is due primarily to accumulated interest due on subordinated notes held by SCRS. The $128,000 decrease in accrued vehicle damage from December 31, 1994 to September 30, 1995 is due to the effective disposition of damaged vehicles leased from Dollar Systems, Inc. during the nine month period ended September 30, 1995.

           Vehicle  Rental  Activities.  Revenues  from  rental  car  activities
           ---------------------------
accounted for 90% of total revenues in 1995 and continues to represent the most significant revenue source for the Company from the time the Dollar Rent A Car operations were acquired in June 1994. A net operating profit relating to these operations was recognized during the first and second quarters of 1995, with a net operating loss occurring during the third quarter of 1995, resulting in a net operating profit for the current nine month period. This is partially attributable to the seasonality of the business as previously discussed.

           Sports  Activities.  Sports Careers accounted for 9% of total revenue
           ------------------
in 1995 compared to 21% during 1994. Revenues include $385,000 and $375,000 associated with the sale of membership programs during the nine months of 1995 and 1994, respectively. All other significant Sports Careers revenues relate to Sports Marketplace products.

           Other  Activities.  Real estate management and oil and gas activities
           -----------------
continue to be an insignificant part of the Company's ongoing operations, representing 1% of total revenue in nine months of 1995 compared to 11% during the first nine months of 1994. The Company anticipates that these activities will eventually cease and currently has no plans in the near future to participate in any additional such activities.

                           PART II. OTHER INFORMATION
                           --------------------------

Responses to Items 1 through 5 are omitted since these items are either inapplicable or the response thereto would be negative.

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

           (a)   Exhibits
                 --------

                 See index beginning on page 12

           (b)   Reports on Form 8-K - Report  dated March 27, 1995 with respect
                 -------------------
                 to the March 27, 1995 sale of the University Center property through the Company's 50% owned joint venture, University Center Developers, report including Sale and Purchase Agreement, and Registrant's Press Release.




                                   Signatures
                                   ----------

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              STRATFORD AMERICAN CORPORATION
                              Registrant



Date:  November 14, 1995      By /s/ Mel L. Shultz
                                 -------------------------------------
                                     Mel L. Shultz, President and Director



Date:  November 14, 1995      By /s/ Timothy A. Laos
                                 -------------------------------------
                                     Timothy A. Laos, Chief Financial Officer
                                     (Principal Financial Officer and Principal
                                     Accounting Officer) for the quarter subject
                                     to this report

                                 EXHIBITS INDEX


Exhibit 27.1 is the only exhibit originally filed with this report. The Company hereby incorporates all other exhibits by reference pursuant to Rule 12b-32, each of which (except Exhibits 10.1, 22.1, 23.1 and 28.1) was filed as an exhibit to the Company's Registration on Form 10 which was filed July 22, 1988, and amended on October 7, 1988, and December 8, 1988. Exhibit 10.1 was filed as
Exhibit 10.1 to the Company's Form 10-QSB for the Quarterly Period ended June 30, 1995, which was filed with the Securities and Exchange Commission on August 14, 1995. Exhibit 22.1 was filed as Exhibit 22.1 to the Company's Form 10-QSB for the Quarterly Period ended June 30, 1994, which was filed with the Securities and Exchange Commission on August 12, 1994. Exhibit 23.1 references the 1995 Proxy Statement which was filed with the Securities and Exchange Commission on May 1, 1995. Exhibit 28.1 references the December 31, 1994 Form 10-KSB, which was filed with the Securities and Exchange Commission on April 14, 1995.

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