Form 10QSB
period 1996-03-31
STRATFORD AMERICAN CORP
filed 1996-05-15
CIK 836435

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ------------

                                   FORM 10-QSB
(Mark One)
      (X)           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                        THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                                       OR

      (  )          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                        THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from __________ to _________

                         Commission file number 0-17018

                         STRATFORD AMERICAN CORPORATION
        (Exact name of small business issue as specified in its charter)

           Arizona                                              86-0608035
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

           2400 E. Arizona Biltmore Circle, Building., 2, Suite 1270
                             Phoenix, Arizona           85016
              (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:                (602)956-7809
- ------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

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

At March 31, 1996, 84,076,806 shares of the issuer's common stock were issued and outstanding.


Index to Exhibits is located at page 12 hereof.

                          PART I. FINANCIAL INFORMATION

                          ITEM I. FINANCIAL STATEMENTS



                                      INDEX

                                                                          Page

Consolidated Balance Sheet                                                  3

Consolidated Statements of Operations                                       4

Consolidated Statements of Changes in Shareholders' Equity (Deficiency)     5

Consolidated Statements of Cash Flows                                       6

Notes to Consolidated Financial Statements                                  7

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 1996
                                   (unaudited)

                                     ASSETS

Cash and cash equivalents                                            $1,050,000
Receivables:
    Trade, less allowance for doubtful accounts of $9,000               433,000
    Mortgages                                                           131,000
                                                                      ---------
                                                                        564,000
                                                                      ---------
Restricted cash                                                         746,000
Revenue earning vehicles, net                                         4,810,000
Property and equipment, net                                             363,000
Mining interests                                                        375,000
Other assets                                                            416,000
Franchise rights, less accumulated amortization of $90,000              292,000
                                                                      ---------
                                                                     $8,616,000
                                                                      =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable, secured by revenue earning vehicles                   $4,819,000
Accounts payable                                                      1,121,000
Notes payable and other debt                                          2,057,000
Accrued interest                                                        373,000
Other accrued liabilities                                               409,000
                                                                      ---------
        Total liabilities                                             8,779,000
                                                                      ---------
Minority interest in consolidated subsidiaries                          117,000

Shareholders' equity:
   Nonredeemable preferred stock, par value $.01 per share;
     authorized 50,000,000 shares
   Common stock, par value $.01 per share; authorized
     100,000,000 shares; issued and outstanding 84,076,806 shares       841,000
   Additional paid-in capital                                        25,780,000
   Retained earnings (deficit)                                      (26,890,000)
   Treasury stock, 29,500 shares at cost                                (11,000)
                                                                      ---------
                                                                       (280,000)
                                                                      ---------
Commitments and contingencies
                                                                      ---------
                                                                     $8,616,000
                                                                      =========
          See accompanying notes to consolidated financial statements.

                         STRATFORD AMERICAN CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               For the three months ended March 31, 1996 and 1995
                                   (unaudited)


                                                       1996              1995

REVENUES:
  Vehicle rental activities                         $4,173,000       $3,515,000
  Sports activities                                    272,000          222,000
  Rental property activities                             7,000           38,000
  Interest and other income                             22,000           19,000
                                                     ---------        ---------
                                                     4,474,000        3,794,000
                                                     ---------        ---------
EXPENSES:
  Vehicle rental operations                          3,094,000        3,348,000
  Sports operations                                    277,000          242,000
  General and administrative                           151,000          276,000
  Depreciation, depletion and amortization             371,000           43,000
  Interest                                             173,000           89,000
  Minority interest in consolidated subsidiaries       112,000            6,000
                                                     ---------        ---------
                                                     4,178,000        4,004,000
                                                     ---------        ---------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                296,000         (210,000)

EXTRAORDINARY ITEM - GAIN ON EARLY
EXTINGUISHMENT OF DEBT
                                                                      3,402,000
                                                     ---------        ---------
NET INCOME                                           $ 296,000       $3,192,000
                                                     =========        =========
Income (loss) per common share:
  Income (loss) before extraordinary item            $    0.00       $    (0.00)
  Extraordinary item                                                       0.04
                                                     ---------        ---------
  Net income per common share                        $    0.00       $     0.04
                                                     =========        =========



          See accompanying notes to consolidated financial statements.

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)
               For the three months ended March 31, 1996 and 1995
                                   (unaudited)


                                                                                                                         Total
                                    Common  Stock           Additional       Retained         Treasury Stock         shareholders'
                                 ------------------          paid-in         earnings       ------------------           equity
                                 Shares      Amount          capital         (deficit)      Shares      Amount        (deficiency)
                                 ------      ------         ----------       ---------      ------      ------        -----------
Balance,
  December 31, 1995            84,076,806    $841,000      $25,780,000     $(27,186,000)     29,500    $(11,000)     $   (576,000)
Net income                                                                      296,000                                   296,000
                               ----------    --------      -----------     ------------      ------    --------      ------------


Balance,
  March 31, 1996               84,076,806    $841,000      $25,780,000     $(26,890,000)     29,500    $(11,000)     $   (280,000)
                               ==========    ========      ===========     ============      ======    ========      ============


Balance,
  December 31, 1994            84,076,806    $841,000      $25,780,000     $(30,012,000)     29,500    $(11,000)     $(3,402,000)
Net income                                                                    3,192,000                                3,192,000
                               ----------    --------      -----------     ------------      ------    --------      ------------


Balance,
  March 31, 1995               84,076,806    $841,000      $25,780,000     $(26,820,000)     29,500    $(11,000)     $   (210,000)
                               ==========    ========      ===========     ============      ======    ========      ============


          See accompanying notes to consolidated financial statements.

                         STRATFORD AMERICAN CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 1996 and 1995
                                   (unaudited)


                                                                                              1996              1995
                                                                                              ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                              $ 296,000        $3,192,000
    Adjustments to reconcile net income to net cash provided by operating activities -
       Depreciation, depletion, and amortization                                              371,000             43,000
       Minority interest in consolidated subsidiaries                                         112,000              6,000
       Extraordinary item                                                                                     (3,402,000)
       Other                                                                                                       1,000
    Changes in assets and liabilities:
       (Increase) decrease in accounts and mortgages receivable                                 1,000           (183,000)
       (Increase) decrease in other assets                                                   (116,000)             5,000
       Increase in accounts payable and accrued liabilities                                   357,000            516,000
                                                                                            ---------          ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                   1,021,000            178,000
                                                                                            ---------          ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Addition to restricted cash                                                                (7,000)           (30,000)
    Proceeds from sale of rental property                                                                      1,311,000
    Purchases of property and equipment                                                       (25,000)           (20,000)
    Purchases of revenue earning vehicles                                                    (893,000)
                                                                                            ---------          ---------
NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES                                          (925,000)        1,261,000
                                                                                            ---------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from revenue earning vehicle financing                                           989,000
    Payments on revenue earning vehicle financing                                            (399,000)
    Payment on other debt                                                                     (17,000)           (24,000)
                                                                                            ---------          ---------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                                          573,000            (24,000)
                                                                                            ---------          ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                     669,000          1,415,000

CASH AND CASH EQUIVALENTS, beginning of period                                                381,000            505,000
                                                                                            ---------          ---------
CASH AND CASH EQUIVALENTS, end of period                                                   $1,050,000          1,920,000
                                                                                            =========          =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Interest paid                                                                           $ 126,000           $ 92,000
                                                                                            =========          =========

          See accompanying notes to consolidated financial statements.

                         STRATFORD AMERICAN CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of March 31, 1996, and the results of operations and cash flows for the three month periods ended March 31, 1996 and 1995. The accompanying statements do not include all disclosures considered necessary for a fair presentation in conformity with generally accepted accounting principles. Therefore, it is recommended that these accompanying statements be read in conjunction with the notes to financial statements appearing in the Company's Form 10-KSB for the year ended December 31, 1995.

2. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year. The vehicle rental business in Phoenix is seasonal. Historically, the months of February through May have had the highest revenues.

3. Earnings per share are based on 84,047,306 shares for the three months ended March 31, 1996 and 1995, excluding shares owned by the Company.

4. Effective March 27, 1995, the Company, through a 50% owned joint venture, sold its interest in the University Center property, located in Tempe, Arizona. As a result of the sale, the underlying indebtedness, totaling $17,553,000 in principal and accrued interest, was completely retired through payments and reductions based on terms of a debt extinguishment agreement with a bank. The net effect of the above resulted in a gain of $3,402,000 which has been recorded as an extraordinary item in the accompanying Consolidated Statement of Operations.

5. Effective June 1, 1994, Stratford American Corporation, through an 80% owned subsidiary, acquired the franchise rights to substantially all of the Arizona operations of Dollar Rent A Car. This transaction was consummated in accordance with a May 19, 1994 Sale and Purchase Agreement between Stratford American Car Rental Systems, Inc. ("SCRS") and The John Douglas Corporation ("JDC"), Douglas F. and Bette Jane Mitchell and John Rector, Jr. In addition to the franchise rights, the acquisition included cash, accounts receivable, equipment and other assets relating to the Arizona operations of JDC as of May 31, 1994. SCRS also assumed the May 31, 1994 JDC accounts payable, accrued expenses and other current liabilities. As such, the adjusted fair value of the related assets and liabilities, are as follows:

  Accounts receivable                                         $    389,000
  Other current assets                                              19,000
  Equipment                                                        108,000
  Other assets                                                      70,000
  Franchise rights                                                 381,000
  Accounts payable                                                (965,000)
  Other accrued liabilities                                       (252,000)
  Note payable - Dollar Systems, Inc.                              (42,000)
                                                                   -------
        Net Cash Acquired                                      $   292,000
                                                                   =======
     Separately, a License Agreement dated May 31, 1994 was also entered into between SCRS and Dollar Systems, Inc., the Dollar Rent A Car franchisor. A $1,900,000 note payable to Dollar Systems, Inc. was executed by SCRS which required monthly payments of $18,000 including principal and interest at 8% and matured in June 2000. On May 16, 1995, an agreement between SCRS and Dollar Systems, Inc. was executed which served to adjust the previously set cost of the license agreement. Along with other license concessions, the remaining note payable balance to Dollar Systems, Inc., totaling $1,858,000, was eliminated, provided that the Company does not default on any obligations due to Dollar Systems, Inc. through the end of 1996, in which case half of the balance would become due in June 2000.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Liquidity and Capital Resources.

              The Company recognized a quarterly profit from its Dollar Rent A Car operations for the three months ended March 31, 1996. This allowed the Company to recognize a consolidated profit from operations for the first quarter of 1996 as well. The vehicle rental business is seasonal with the months of February through May typically representing the highest revenue months. The profit from operations generated for the first three months of the year reflect this seasonality. The vehicle rental business is also highly competitive and subject to the pressures of both the rental rates and fleet sizes of competitors as well as the availability of a reasonably priced fleet. Efforts are in place to reduce fleet and other operational costs in order to attain continued profitability.

              The Company anticipates that with improved Dollar Rent A Car operations as discussed above, it should meet its operational cash flow needs for the remainder of 1996. However, due to the factors described above, which are outside the Company's control , there are no assurances that either profitability or adequate cash flows from operations will be achieved.

Results of Operations - Quarter Ended March 31, 1996, Compared with Quarter Ended March 31, 1995

              The Company reported net income of $296,000 for the quarter ended March 31, 1996 compared to net income of $3,192,000 during the first quarter of 1995. The 1995 results reflect an extraordinary gain of $3,402,000 related to debt forgiveness. The increase in revenues from 1995 to 1996 of $680,000 is primarily a result of increased rental business related to Super Bowl and Major League Baseball spring training activities not experienced in the previous year, as well as overall growth experienced in the Phoenix area. The decrease in vehicle rental operations expense from 1995 to 1996 of $254,000 is due to a negotiated reduction in system fees to Dollar Systems, Inc. and a partial reclassification of vehicle expense recorded as depreciation expense and interest expense on financed revenue earning vehicles. General and administrative expense decreased $125,000 primarily due to consulting fees and other related expenses incurred related to the sale of the University Center project in March 1995. Depreciation, depletion and amortization expense increased $328,000 from 1995 to 1996 primarily due to the added depreciation of revenue earning vehicles in 1996. The increase in interest expense from 1995 to 1996 of $84,000 is due to the added interest expense on financed revenue earning vehicles. Minority interest in consolidated subsidiaries increased $106,000 from 1995 to 1996 due to the increased quarterly profit recognized by Stratford American Car Rental Systems, Inc. in 1996.

              Vehicle Rental Activities. Revenues from rental car activities accounted for 93% of total revenues in 1996 and continues to represent the most significant revenue source for the Company from the time the Dollar Rent A Car operations were acquired in June 1994. A net operating profit relating to these operations was recognized during the first quarter of 1996, partially attributable to the seasonality of the business as previously discussed.

              Sports Activities. Sports Careers accounted for 6% of total revenue in 1996 and 1995. Revenues include $141,000 and $123,000 associated with the sale of membership programs during the first quarters of 1996 and 1995, respectively. All other significant Sports Careers revenues relate to Sports Marketplace products.

              Other   Activities.   Real  estate  management  and  oil  and  gas
activities continue to be an insignificant part of the Company's ongoing operations, representing less than 1% of total revenue in the first quarter of 1996 compared to 1% during the first quarter of 1995. The Company anticipates that these activities will eventually cease and currently has no plans in the near future to participate in any additional such activities.

              Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995. This report contains forward looking statements that involve risks and uncertainties, including but not limited to, risks associated with seasonality of operations, competition, and other risks detailed herein and in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.


                           PART II. OTHER INFORMATION

Responses to Items 1 through 5 are omitted since these items are either inapplicable or the response thereto would be negative.

Item 6.       Exhibits and Reports on Form 8-K

              (a)   Exhibits

                    See index beginning on page 12

              (b)   Reports on Form 8-K

                    Report dated February 14, 1996 with respect to the change in independent auditors from Price Waterhouse LLP to KPMG Peat Marwick LLP, report including a letter from Price Waterhouse LLP.

              Signatures

              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  STRATFORD AMERICAN CORPORATION
                                  Registrant



Date:         May 15, 1996        By /s/ Mel L. Shultz
                                     ------------------------------------------
                                     Mel L. Shultz, President and Director



Date:         May 15, 1996        By /s/ Timothy A. Laos
                                     ------------------------------------------
                                     Timothy A. Laos, Chief Financial Officer
                                     (Principal Financial Officer and Principal
                                     Accounting Officer) for the quarter subject
                                     to this report

                                 EXHIBITS INDEX


The only exhibit originally filed with this report is Exhibit 27.1. The Company hereby incorporates all other exhibits by reference pursuant to Rule 12b-32, each of which (except Exhibits 22.1, 23.1 and 28.1) was filed as an exhibit to the Company's Registration on Form 10 which was filed July 22, 1988, and amended on October 7, 1988, and December 8, 1988. Exhibit 22.1 was filed as Exhibit 22.1 to the Company's Form 10-QSB for the Quarterly Period ended June 30, 1994, which was filed with the Securities and Exchange Commission on August 12, 1994.
Exhibit 23.1 references the 1996 Proxy Statement which was filed with the Securities and Exchange Commission on April 29, 1996. Exhibit 28.1 references the December 31, 1995 Form 10-KSB, which was filed with the Securities and Exchange Commission on April 15, 1996.

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

   23.1       Notice of the 1996 Annual Shareholders' Meeting,
              Proxy Statement and Form of Proxy                          N/A

   27.1       Financial Data Schedule                                     13

   28.1       Form 10-KSB for the year ended December 31, 1995           N/A