Form 10QSB
period 1996-06-30
STRATFORD AMERICAN CORP
filed 1996-08-14
CIK 836435

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ------------

                                   FORM 10-QSB
(Mark One)
      (X)           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

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
                                                             Yes  X     No
                                                                -----     -----
At June 30, 1996, 84,076,806 shares of the issuer's common stock were issued and outstanding.


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

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 1996
                                   (unaudited)

                                     ASSETS

Cash and cash equivalents                                                                       $    662,000
Receivables:
    Trade, less allowance for doubtful accounts of $9,000                                            397,000
    Mortgages                                                                                        130,000
                                                                                                ------------
                                                                                                     527,000
                                                                                                ------------

Restricted cash                                                                                      751,000
Revenue earning vehicles, net                                                                      1,221,000
Property and equipment, net                                                                          395,000
Mining interests                                                                                     375,000
Other assets                                                                                         476,000
Franchise rights, less accumulated amortization of $95,000                                           287,000
                                                                                                ------------

                                                                                                $  4,694,000
                                                                                                ============


              LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable, secured by revenue earning vehicles                                              $  1,221,000
Accounts payable                                                                                   1,006,000
Notes payable and other debt                                                                       2,067,000
Accrued interest                                                                                     383,000
Other accrued liabilities                                                                            320,000
                                                                                                ------------

        Total liabilities                                                                          4,997,000
                                                                                                ------------

Minority interest in consolidated subsidiaries                                                       124,000

Shareholders' equity:
   Nonredeemable preferred stock, par value $.01 per share;
     authorized 50,000,000 shares
   Common stock, par value $.01 per share; authorized 100,000,000 shares;
     issued and outstanding 84,076,806 shares                                                        841,000
   Additional paid-in capital                                                                     25,780,000
   Retained earnings (deficit)                                                                   (27,037,000)
   Treasury stock, 29,500 shares at cost                                                             (11,000)
                                                                                                ------------
                                                                                                    (427,000)
                                                                                                ------------

Commitments and contingencies                                                                   ------------
                                                                                                $  4,694,000
                                                                                                ============

          See accompanying notes to consolidated financial statements.

                         STRATFORD AMERICAN CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)

                                                                For the three months         For the six months
                                                                    ended June 30,              ended June 30,
                                                                 1996           1995         1996           1995
                                                                 ----           ----         ----           ----
REVENUES:
  Vehicle rental activities                                 $ 3,225,000    $ 2,932,000    $ 7,398,000   $ 6,447,000
  Sports activities                                             265,000        346,000        537,000       568,000
  Rental property activities                                      7,000          6,000         15,000        44,000
  Interest and other income                                      22,000         43,000         43,000        62,000
                                                            -----------    -----------    -----------   -----------

                                                              3,519,000      3,327,000      7,993,000     7,121,000
                                                            -----------    -----------    -----------   -----------

EXPENSES:
  Vehicle rental operations                                   2,899,000      2,671,000      5,992,000     6,019,000
  Sports operations                                             237,000        315,000        514,000       556,000
  General and administrative                                    164,000        134,000        316,000       411,000
  Depreciation, depletion and amortization                      239,000         (9,000)       610,000        34,000
  Interest                                                      121,000         25,000        294,000       114,000
  Minority interest in consolidated subsidiaries                  6,000         61,000        118,000        67,000
                                                            -----------    -----------    -----------   -----------


                                                              3,666,000      3,197,000      7,844,000     7,201,000
                                                            -----------    -----------    -----------   -----------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                        (147,000)       130,000        149,000       (80,000)

EXTRAORDINARY ITEM-GAIN ON EARLY
  EXTINGUISHMENT OF DEBT                                                                                  3,402,000
                                                            -----------    -----------    -----------   -----------


NET INCOME (LOSS)                                           $  (147,000)   $   130,000    $   149,000   $ 3,322,000
                                                            ===========    ===========    ===========   ===========

Income (loss) per common share:
  Income (loss) before extraordinary item                   $     (0.00)   $      0.00    $      0.00   $     (0.00)
  Extraordinary item                                                                                           0.04
                                                            -----------    -----------    -----------   -----------

  Net income (loss) per common share                        $     (0.00)   $      0.00    $      0.00   $      0.04
                                                            ===========    ===========    ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)
                 For the six months ended June 30, 1996 and 1995
                                   (unaudited)

                                                                                                                        Total
                                   Common  Stock           Additional       Retained           Treasury Stock        shareholders'
                                 ------------------          paid-in         earnings        ------------------         equity
                                 Shares      Amount          capital         (deficit)       Shares      Amount      (deficiency)
                                 ------      ------          -------         ---------       ------      ------      ------------
Balance,
  December 31, 1995            84,076,806    $841,000      $25,780,000     $(27,186,000)     29,500    $(11,000)     $   (576,000)
Net income                                                                      149,000                                   149,000
                               -----------   ---------     ------------    ---------------   ------    --------      -------------



Balance,
  June 30, 1996                84,076,806    $841,000      $25,780,000     $(27,037,000)     29,500    $(11,000)     $   (427,000)
                               ==========    ========      ===========     ============      ======    ========      ============



Balance,
  December 31, 1994            84,076,806    $841,000      $25,780,000     $(30,012,000)     29,500    $(11,000)     $(3,402,000)
Net income                                                                    3,322,000                                3,322,000
                               -----------   ---------     ------------    --------------    ------    --------      ------------



Balance,
  June 30, 1995                84,076,806    $841,000      $25,780,000     $(26,690,000)     29,500    $(11,000)     $   (80,000)
                               ==========    ========      ===========     ============      ======    ========      ===========

          See accompanying notes to consolidated financial statements.

                         STRATFORD AMERICAN CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     For the six months ended June 30, 1996
                                   (unaudited)

                                                                                    1996                  1995
                                                                                    ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                  $   149,000           $ 3,322,000
    Adjustments to reconcile net income to net cash provided by operating activities -
       Depreciation, depletion, and amortization                                    610,000                34,000
       Minority interest in consolidated subsidiaries                               118,000                67,000
       Extraordinary item                                                                              (3,402,000)
       Other                                                                                                1,000
    Changes in assets and liabilities:
      Decrease in accounts and mortgages receivable                                   2,000               197,000
      Decrease in revenue earning vehicles                                        3,607,000
      Increase in other assets                                                     (124,000)             (305,000)
      Increase(Decrease) in accounts payable and accrued liabilities                164,000              (438,000)
                                                                                -----------           -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                         4,526,000              (524,000)
                                                                                -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Reduction (Addition) to restricted cash                                         (12,000)               71,000
    Proceeds from sale of rental property                                                               1,311,000
    Purchases of property and equipment                                             (84,000)             (116,000)
    Purchases of revenue earning vehicles                                        (1,134,000)
                                                                                -----------           -----------

NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES                             (1,230,000)            1,266,000
                                                                                -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from revenue earning vehicle financing                               1,231,000
    Proceeds from property and equipment financing                                   30,000
    Payments on revenue earning vehicle financing                                (4,238,000)
    Payment on other debt                                                           (38,000)              (79,000)
                                                                                -----------           -----------

NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES
                                                                                 (3,015,000)              (79,000)
                                                                                -----------           -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                           281,000               663,000

CASH AND CASH EQUIVALENTS, beginning of period                                      381,000               505,000
                                                                                -----------           -----------

CASH AND CASH EQUIVALENTS, end of period                                        $   662,000           $ 1,168,000
                                                                                ===========           ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Interest paid                                                               $   236,000           $    74,000
                                                                                ===========           ===========

   The accompanying notes are an integral part of these financial statements.

                         STRATFORD AMERICAN CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

 1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of June 30, 1996, and the results of operations and cash flows for the six month periods ended June 30, 1996 and 1995. The accompanying statements do not include all disclosures considered necessary for a fair presentation in conformity with generally accepted accounting principles. Therefore, it is recommended that these accompanying statements be read in conjunction with the notes to financial statements appearing in the Company's Form 10-KSB for the year ended December 31, 1995.

 2. The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year. The vehicle rental business in Phoenix is seasonal. Historically, the months of February through May have had the highest revenues.

 3. Earnings per share are based on 84,047,306 shares for the six months ended June 30, 1996, excluding shares owned by the Company.

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
                                                                ===========

Separately, a License Agreement dated May 31, 1994 was also entered into between SCRS and Dollar Systems, Inc., the Dollar Rent A Car franchisor. A $1,900,000 note payable to Dollar Systems, Inc. was executed by SCRS which required monthly payments of $18,000 including principal and interest at 8% and matured in June 2000. On May 16, 1995, an agreement between SCRS and Dollar Systems, Inc. was executed which served to adjust the previously set cost of the license agreement. Along with other license concessions, the remaining note payable balance to Dollar Systems, Inc., totaling $1,858,000, was eliminated, provided that the Company does not default on any obligations due to Dollar Systems, Inc. through the end of 1996, in which case half of the balance would become due in June 2000. The Company is not in default as of the date of this report.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
- -----------------------------------------------------------------------

Liquidity and Capital Resources.
- --------------------------------

              Although a small second quarter profit from Dollar Rent A Car operations was generated before corporate overhead expenses, the Company did experience a consolidated loss for the quarter, primarily due to the expected seasonal decline in rental business during the end of May and June of this year. The vehicle rental business in Arizona is seasonal with the months of February through May typically representing the highest revenue months. The profit from operations generated for the first half of the year reflect this seasonality. The vehicle rental business is also highly competitive and subject to pressures of both the rental rates and fleet sizes of competitors as well as the availability of a reasonably priced fleet. Efforts are in place to reduce fleet and other operational costs in order to attain continued profitability.

              The Company anticipates that with improved Dollar Rent A Car operations as discussed above, it should meet its operational cash flow needs for the remainder of 1996. However, due to the factors described above, which are outside the Company's control, there are no assurances that either profitability or adequate cash flows from operations will be achieved.

              The Company continues to meet its revenue earning vehicle financing requirements through three major sources. At present, revenue earning vehicles account for approximately 20% of the Company's average rental fleet, with the remaining fleet consisting of leased units.

Results of Operations - Six Months Ended June 30, 1996, Compared with Six Months Ended June 30, 1995

              The Company reported a net loss of $147,000 and net income of $149,000 during the three and six month periods ended June 30, 1996, and net income of $130,000 and $3,322,000 for the three and six month periods ended June 30, 1995. The 1995 results reflect on an extraordinary gain of $3,402,000 related to debt forgiveness. The increase in revenues of $192,000 and $872,000 for the three and six month periods from 1995 to 1996 respectively is primarily a result of improved rental business related to the Super Bowl and Major League Baseball spring training activities not experienced in the previous year, as well as overall growth experienced in the Phoenix area. The increase in vehicle rental operations expense from the three month period ended June 30, 1995 to June 30, 1996 of 228,000 is primarily due to increased average fleet and other variable costs required to support the higher revenues attained during 1996. General and administrative expenses decreased $95,000 from the six month period ended June 30, 1995 to June 30, 1996 primarily due to consulting fees and other expenses related to the sale of the University Center project in March 1995. Depreciation, depletion and amortization expense increased by $248,000 and $576,000 for the three and six month periods from 1995 to 1996 respectively primarily due to the added depreciation of revenue earning vehicles during 1996. The increase in interest expense of $96,000 and $180,000 for the three and six month periods from 1995 to 1996 respectively is due to the added interest expense on financed revenue earning vehicles. Minority interest in consolidated subsidiaries increased $51,000 from the six month period ended June 30, 1995 to June 30, 1996 due to the increased six month profit recognized by Stratford American Car Rental Systems, Inc. in 1996.

              Vehicle Rental Activities. Revenues from rental car activities accounted for 93% of total revenues in 1996 and continues to represent the most significant revenue source for the Company from the time the Dollar Rent A Car operations were acquired in June 1994. A net operating profit relating to these operations was recognized during the first half of 1996, partially attributable to the seasonality of the business as previously discussed.

              Sports Activities. Sports Careers accounted for 6% of total revenue in 1996. Revenues include $254,000 and $259,000 associated with the sale of membership programs during the first half of 1996 and 1995, respectively. All other significant Sports Careers revenues relate to Sports Marketplace products.

              Other   Activities.   Real  estate  management  and  oil  and  gas
activities continue to be an insignificant part of the Company's ongoing operations, representing less than 1% of total revenue in the first half of 1996. The Company anticipates that these activities will eventually cease and currently has no plans in the near future to participate in any additional such activities.

              Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995.

This report contains forward looking statements that involve risks and uncertainties, including but not limited to, risks associated with seasonality of operations, competition, and other risks detailed herein and in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

                           PART II. OTHER INFORMATION
                           --------------------------

Responses to Items 1 through 3 and 5 are omitted since these items are either inapplicable or the response thereto would be negative.

Item 4.       Submission of Matters to a Vote of Security Holders
              ---------------------------------------------------

              (a)   The 1996 Annual Meeting was held on July 10, 1996.

              (b)   The following directors were elected:

                    1)   Gerald J. Colangelo
                    2)   David H. Eaton
                    3)   Mel L. Shultz
                    4)   William G. Was, Jr.

              (c)i. The  votes  for  the election  of  directors  were  cast, as follows:

                      Director                     For        Withhold Authority
                      --------                     ---        ------------------

                    Gerald J. Colangelo         51,296,571          34,405
                    David H. Eaton              51,296,571          34,405
                    Mel L. Shultz               51,296,571          34,405
                    William G. Was, Jr.         51,296,571          34,405

              (c)ii.KPMG Peat Marwick LLP was  appointed as the  Company's  1996 auditors with 49,777,278 shares cast for, 16,600 shares cast against and 1,537,098 shares abstaining.

Item 6.       Exhibits and Reports on Form 8-K
              --------------------------------

              (a)   Exhibits
                    --------

                    See index beginning on page 13

              (b)   Reports on Form 8-K
                    -------------------

                    There were no reports on Form 8-K filed for the three months ended June 30, 1996.

              Signatures
              ----------

              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  STRATFORD AMERICAN CORPORATION
                                  Registrant



Date:     August 14, 1996         By /s/ Mel L. Shultz
                                    --------------------------------------
                                     Mel L. Shultz, President and Director




Date:     August 14, 1996         By /s/ Timothy A. Laos
                                    ----------------------------------------
                                     Timothy A. Laos, Chief Financial Officer
                                     (Principal Financial Officer and Principal
                                     Accounting Officer) for the quarter subject
                                     to this report

                                 EXHIBITS INDEX


There are no exhibits originally filed with this report. The Company hereby incorporates all other exhibits by reference pursuant to Rule 12b-32, each of which (except Exhibit 22.1) was filed as an exhibit to the Company's Registration on Form 10 which was filed July 22, 1988, and amended on October 7, 1988, and December 8, 1988. Exhibit 22.1 was filed as Exhibit 22.1 to the Company's Form 10-QSB for the Quarterly Period ended June 30, 1994, which was filed with the Securities and Exchange Commission on August 12, 1994.

Number                   Description                                      Page
- ------                   -----------                                      ----

  4.1        Form of Common Stock Certificate                              N/A

  4.2        Form of Series "A" Preferred Stock Certificate                N/A

  4.3        Article IV of the Articles of Incorporation                   N/A

  4.4        Article III of the Bylaws                                     N/A

 22.1        Subsidiaries                                                  N/A