Form 10-Q
period 1996-09-30
STRATFORD AMERICAN CORP
filed 1996-11-14
CIK 836435

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ------------

                                   FORM 10-QSB
(Mark One)
      (X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

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

At September 30, 1996, 84,076,806 shares of the issuer's common stock were issued and outstanding.


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

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               September 30, 1996
                                   (unaudited)

                                             ASSETS
Cash and cash equivalents                                                    $    268,000
Receivables:
    Trade, less allowance for doubtful accounts of $15,000                        373,000
    Mortgages                                                                     129,000
                                                                             ------------
                                                                                  502,000
                                                                             ------------

Restricted cash                                                                   756,000
Revenue earning vehicles, net                                                   1,112,000
Property and equipment, net                                                       385,000
Mining interests                                                                  375,000
Other assets                                                                      415,000
Franchise rights, less accumulated amortization of $100,000                       282,000
                                                                             ------------

                                                                             $  4,095,000
                                                                             ============

                               LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable, secured by revenue earning vehicles                           $  1,112,000
Accounts payable                                                                  898,000
Notes payable and other debt                                                    2,047,000
Accrued interest                                                                  423,000
Other accrued liabilities                                                         380,000
                                                                             ------------

        Total liabilities                                                       4,860,000
                                                                             ------------

Minority interest in consolidated subsidiaries                                     49,000

Shareholders' equity:
   Nonredeemable preferred stock, par value $.01 per share;
     authorized 50,000,000 shares
   Common stock, par value $.01 per share; authorized 100,000,000 shares;
     issued and outstanding 84,076,806 shares                                     841,000
   Additional paid-in capital                                                  25,780,000
   Retained earnings (deficit)                                                (27,424,000)
   Treasury stock, 29,500 shares at cost                                          (11,000)
                                                                             ------------

                                                                                 (814,000)
                                                                             ------------
Commitments and contingencies
                                                                             ------------
                                                                             $  4,095,000
                                                                             ============

          See accompanying notes to consolidated financial statements.

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                           For the three months                   For the nine months
                                                            ended September 30,                    ended September 30,
                                                          1996               1995               1996               1995
                                                          ----               ----               ----               ----
REVENUES:
  Vehicle rental activities                           $  2,328,000       $  2,148,000       $  9,726,000       $  8,595,000
  Sports activities                                        299,000            233,000            835,000            801,000
  Rental property activities                                 9,000              8,000             24,000             52,000
  Interest and other income                                 71,000             26,000            115,000             88,000
                                                      ------------       ------------       ------------       ------------

                                                         2,707,000          2,415,000         10,700,000          9,536,000
                                                      ------------       ------------       ------------       ------------

EXPENSES:
  Vehicle rental operations                              2,539,000          2,271,000          8,531,000          8,290,000
  Sports operations                                        314,000            251,000            828,000            807,000
  General and administrative                               148,000            122,000            464,000            533,000
  Depreciation and amortization                             92,000             25,000            702,000             59,000
  Interest                                                  75,000             50,000            369,000            164,000
  Minority interest in consolidated subsidiaries           (74,000)           (40,000)            44,000             27,000
                                                      ------------       ------------       ------------       ------------

                                                         3,094,000          2,679,000         10,938,000          9,880,000
                                                      ------------       ------------       ------------       ------------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                   (387,000)          (264,000)          (238,000)          (344,000)

EXTRAORDINARY ITEM - GAIN ON EARLY
   EXTINGUISHMENT OF DEBT                                                                                         3,402,000
                                                      ------------       ------------       ------------       ------------

NET INCOME (LOSS)                                     $   (387,000)      $   (264,000)      $   (238,000)      $  3,058,000
                                                      ============       ============       ============       ============

Income (loss) per common share:
  Income (loss) before extraordinary item             $      (0.00)      $      (0.00)      $      (0.00)      $      (0.00)
  Extraordinary item                                                                                                   0.04
                                                      ------------       ------------       ------------       ------------

  Net income (loss) per common share                  $      (0.00)      $      (0.00)      $      (0.00)      $       0.04
                                                      ============       ============       ============       ============

          See accompanying notes to consolidated financial statements.

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)
              For the nine months ended September 30, 1996 and 1995
                                   (unaudited)


                                                                                               Total
                                   Common  Stock            Additional       Retained          Treasury Stock        shareholders'
                               ----------------------        paid-in         earnings        ------------------         equity
                                 Shares      Amount          capital         (deficit)       Shares     Amount       (deficiency)
                                 ------      ------          -------         ---------       ------     ------       ------------
Balance,
  December 31, 1995            84,076,806    $841,000      $25,780,000     $(27,186,000)     29,500    $(11,000)     $  (576,000)
Net income (loss)                                                              (238,000)                                (238,000)
                               ----------    --------      -----------     ------------      ------    --------      -----------



Balance,
  September 30, 1996           84,076,806    $841,000      $25,780,000     $(27,424,000)     29,500    $(11,000)     $  (814,000)
                               ==========    ========      ===========     ============      ======    ========      ===========



Balance,
  December 31, 1994            84,076,806    $841,000      $25,780,000     $(30,012,000)     29,500    $(11,000)     $(3,402,000)
Net income                                                                    3,058,000                                3,058,000
                               ----------    --------      -----------     ------------      ------    --------      -----------



Balance,
  September 30, 1995           84,076,806    $841,000      $25,780,000     $(26,954,000)     29,500    $(11,000)     $  (344,000)
                               ==========    ========      ===========     ============      ======    ========      ===========

          See accompanying notes to consolidated financial statements.

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
              For the nine months ended September 30, 1996 and 1995
                                   (unaudited)


                                                                             1996               1995
                                                                             ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                     $  (238,000)      $ 3,058,000
    Adjustments to reconcile net income to net cash provided by (used for)
       operating activities -
       Depreciation and amortization                                          702,000            59,000
       Minority interest in consolidated subsidiaries                          44,000            27,000
       Extraordinary item                                                                    (3,402,000)
       Other                                                                                      2,000
    Changes in assets and liabilities:
      Decrease (increase) in accounts and mortgages receivable                (19,000)          133,000
      Decrease in revenue earning vehicles                                  4,475,000
      Increase in other assets                                                (14,000)         (229,000)
      Increase (decrease) in accounts payable and accrued liabilities         154,000          (684,000)
                                                                          -----------       -----------

NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES                        5,104,000        (1,036,000)
                                                                          -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Addition to restricted cash                                               (16,000)         (133,000)
    Proceeds from sale of rental property                                                     1,311,000
    Purchases of property and equipment                                      (103,000)         (355,000)
    Purchases of revenue earning vehicles                                  (1,955,000)
                                                                          -----------       -----------

NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES                       (2,074,000)          823,000
                                                                          -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from revenue earning vehicle financing                         2,041,000           227,000
    Proceeds from property and equipment financing                             30,000
    Payments on revenue earning vehicle financing                          (5,156,000)
    Payment on other debt                                                     (58,000)          (85,000)
                                                                          -----------       -----------

NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                       (3,143,000)          142,000
                                                                          -----------       -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                    (113,000)          (71,000)

CASH AND CASH EQUIVALENTS, beginning of period                                381,000           505,000
                                                                          -----------       -----------

CASH AND CASH EQUIVALENTS, end of period                                  $   268,000       $   434,000
                                                                          ===========       ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Interest paid                                                         $   272,000       $    80,000
                                                                          ===========       ===========

          See accompanying notes to consolidated financial statements.

                         STRATFORD AMERICAN CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of September 30, 1996, and the results of operations and cash flows for the nine month periods ended September 30, 1996 and 1995. The accompanying statements do not include all disclosures considered necessary for a fair presentation in conformity with generally accepted accounting principles. Therefore, it is recommended that these accompanying statements be read in conjunction with the notes to financial statements appearing in the Company's Form 10-KSB for the year ended December 31, 1995.

2. The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year. The vehicle rental business in Phoenix is seasonal. Historically, the months of February through May have had the highest revenues.

3. Earnings per share are based on 84,047,306 shares for the nine months ended September 30, 1996. This number excludes shares owned by the Company.

4. Effective March 27, 1995, the Company, through a 50% owned joint venture, sold its interest in the University Center property, located in Tempe, Arizona. As a result of the sale, the underlying indebtedness, totaling $17,553,000 in principal and accrued interest, was completely retired through payments and reductions based on terms of a debt extinguishment agreement with a bank. The net effect of the above resulted in a gain of $3,402,000, which has been recorded as an extraordinary item in the accompanying Consolidated Statements of Operations.

5. Effective June 1, 1994, Stratford American Corporation, through an 80% owned subsidiary, acquired the franchise rights to substantially all of the Arizona operations of Dollar Rent A Car. This transaction was consummated in accordance with a May 19, 1994 Sale and Purchase Agreement between Stratford American Car Rental Systems, Inc. ("SCRS") and The John Douglas Corporation ("JDC"), Douglas F. and Bette Jane Mitchell and John Rector, Jr. In addition to the franchise rights, the acquisition included cash, accounts receivable, equipment and other assets relating to the Arizona operations of JDC as of May 31, 1994. SCRS also assumed the May 31, 1994 JDC accounts payable, accrued expenses and other current liabilities. As such, the adjusted fair value of the related assets and liabilities, is as follows:

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
                                                                    ===========

Separately, a License Agreement dated May 31, 1994 was also entered into between SCRS and Dollar Systems, Inc., the Dollar Rent A Car franchisor. A $1,900,000 note payable to Dollar Systems, Inc. was executed by SCRS which required monthly payments of $18,000, including principal and interest at 8%, and matured in June 2000. On May 16, 1995, an agreement between SCRS and Dollar Systems, Inc. was executed which served to adjust the previously set cost of the license agreement. Along with other license concessions, the remaining note payable balance to Dollar Systems, Inc., totaling $1,858,000, was eliminated, provided that the Company does not default on any obligations due to Dollar Systems, Inc. through the end of 1996, in which case half of the balance would become due in June 2000. The Company is not in default as of the date of this report.

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

Liquidity and Capital Resources.
--------------------------------

              The Company recognized a quarterly profit from its Dollar Rent A Car operations, before corporate overhead expenses, for each of the quarters ended March 31 and June 30, 1996, and a subsequent loss for the quarter ended September 30, 1996, resulting in a net profit, before corporate overhead expenses, for the nine month period ended September 30, 1996. Although the Company reported a consolidated profit through the six month period ended June 30, 1996, the quarter and nine month period ended September 30, 1996 resulted in a consolidated loss due to an expected seasonal decline in rental business from May through September. The vehicle rental business in Arizona is seasonal with the months February through the first half of May typically representing the highest revenue months. The vehicle rental business is highly competitive and subject to the pressures of both the rental rates and fleet sizes of competitors as well as the availability of a reasonably priced fleet. Efforts are in place to reduce fleet and other operational costs in order to attain profitability.

              The  Company  anticipates  that with  improved  Dollar  Rent A Car operations as discussed above, it should meet its operational cash flow needs for the remainder of 1996. However, due to the factors described above, which are outside the Company's control, there can be no assurance that either profitability or adequate cash flows from operations will be achieved.

              The Company continues to meet its revenue earning vehicle financing requirements through three major sources. At present, revenue earning vehicles account for approximately 34% of the Company's average rental fleet, an increase of 14% from the previous year, with the remaining fleet consisting of leased units.

Results of Operations - Nine Months Ended September 30, 1996, Compared with Nine Months Ended September 30, 1995

              The Company reported a net loss of $387,000 and $238,000, and a net loss of $264,000 and net income of $3,058,000 during the three and nine month periods ended September 30, 1996 and 1995, respectively. The results for the nine months ended September 30, 1995 reflect an extraordinary gain of $3,402,000 related to debt forgiveness. The increase in vehicle rental revenues of $180,000 and $1,131,000 for the three and nine month periods from 1995 to 1996, respectively, is primarily a result of improved rental business related to the Super Bowl and Major League Baseball spring training activities not experienced in the previous year, as well as overall growth experienced in the Phoenix area. The increase in vehicle rental operations expense from the quarter ended September 30, 1995 to the quarter ended September 30, 1996 of $268,000 is primarily due to increased average fleet and other variable costs required to support the higher revenues attained during 1996 in addition to increased occupancy costs incurred in 1996. General and administrative expenses increased $26,000 from the quarter ended September 30, 1995 to the quarter ended September 30, 1996 primarily due to officers' compensation not taken in the previous year, and decreased $69,000 from the nine month period ended September 30, 1995 to the nine month period ended September 30, 1996 in part due to consulting fees and other expenses related to the sale of the University Center project in March 1995. Depreciation, and amortization expense increased by $67,000 and $643,000 for the three and nine month periods from 1995 to 1996, respectively, primarily due to the added depreciation of revenue earning vehicles during 1996. The increase in interest expense of $25,000 and $205,000 for the three and nine month periods from 1995 to 1996, respectively, is due to the added interest expense on financed revenue earning vehicles.

              Vehicle Rental Activities. Revenues from rental car activities accounted for 91% of total revenues during the nine months ended September 30, 1996 and continues to represent the most significant revenue source for the Company from the time the Dollar Rent A Car operations were acquired in June 1994. A net operating profit, before corporate overhead expenses, relating to these operations was recognized during the first nine months of 1996, partially attributable to the seasonality of the business and improved operations as previously discussed.

              Sports Activities. Sports Careers accounted for 8% of total revenue during the nine months ended September 30, 1996. Revenues include $353,000 and $385,000 associated with the sale of membership programs during the first nine months of 1996 and 1995, respectively. All other significant Sports Careers revenues relate to Sports Marketplace products.

              Other   Activities.   Real  estate  management  and  oil  and  gas
activities continue to be an insignificant part of the Company's ongoing operations, representing less than 1% of total revenue in the first nine months of 1996. The Company anticipates that these activities will eventually cease and currently has no plans to participate in any additional such activities.

              Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995.

              The statements contained in this report which are not historical facts may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbors created thereby. These forward-looking statements involve risks and uncertainties, including, but not limited to, risks associated with seasonality of operations, competition, the availability of a reasonably priced rental fleet, the availability of financing, and the Company's ability to reduce fleet and operational costs. In addition, the Company's business, operations and financial condition are subject to substantial risks which are described in the Company's reports and statements filed from time to time with the Securities and Exchange Commission. These reports and statements include the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

                           PART II. OTHER INFORMATION
                           --------------------------

Responses to Items 1 through 5 are omitted because these items are either inapplicable or the response thereto would be negative.

Item 6.       Exhibits and Reports on Form 8-K
              --------------------------------

              (a)   Exhibits
                    --------

                    See index beginning on page 12

              (b)   Reports on Form 8-K
                    -------------------

                    There were no reports on Form 8-K filed for the three months ended September 30, 1996.





              Signatures
              ----------

              In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     STRATFORD AMERICAN CORPORATION




Date:         November 14, 1996   By /s/ Mel L. Shultz
                                     -------------------------------------------
                                     Mel L. Shultz, President and Director




Date:         November 14, 1996   By /s/ Timothy A. Laos
                                     -------------------------------------------
                                     Timothy A. Laos, Chief Financial Officer
                                     (Principal Financial Officer and Principal
                                     Accounting Officer) for the quarter subject
                                     to this report

                                 EXHIBITS INDEX


There are no exhibits originally filed with this report. The Company hereby incorporates all other exhibits by reference pursuant to Rule 12b-32, each of which (except Exhibit 21.1) was filed as an exhibit to the Company's Registration on Form 10 which was filed July 22, 1988, and amended on October 7, 1988, and December 8, 1988. Exhibit 21.1 was filed as Exhibit 22.1 to the Company's Form 10-QSB for the Quarterly Period ended June 30, 1994, which was filed with the Securities and Exchange Commission on August 12, 1994.

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

    4.1       Form of Common Stock Certificate                   N/A

    4.2       Form of Series "A" Preferred Stock Certificate     N/A

    4.3       Article IV of the Articles of Incorporation        N/A

    4.4       Article III of the Bylaws                          N/A

   21.1       Subsidiaries                                       N/A
                                       12