Form 10KSB40
period 1996-12-31
STRATFORD AMERICAN CORP
filed 1997-03-31
CIK 836435

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
          (X)ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                       EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 1996

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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

Issuer's  telephone  number,   including  area  code:  (602)956-7809  Securities
registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act:
     Common Stock, $.01 Par Value
     Series "A" Preferred Stock, $.01 Par Value

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of the Regulation S-B is not contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part of III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

         Issuer's revenue for its most recent fiscal year: $12,862,000.

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the February 1997, average bid and asked prices of $.03 per share, is $1,861,000.

         At February 28, 1997, 84,076,806 shares of the issuer's common stock and no shares of its preferred stock were issued and outstanding.

         Certain portions of the registrant's definitive Proxy Statement, which will be filed with the Commission on or about April 30, 1997, in connection with the Annual Meeting of Shareholders of the registrant to be held on July 9, 1997, are incorporated by reference into Part III of this report.

Transitional Small Business Disclosure Format (check one)  Yes     No X
                                                              ---    ---

                                     PART I

ITEM 1. BUSINESS
----------------

General
-------

         General Development of Business. Stratford American Corporation (the "Company"), an Arizona corporation, has several wholly-owned subsidiaries and one subsidiary of which the Company owns 80%. Unless otherwise specified, the term "Company" as used herein includes the Company's subsidiaries.

         In June 1994, the Company established Stratford American Car Rental Systems, Inc. ("SCRS") to acquire the assets and franchise rights of substantially all of the Arizona operations doing business as Dollar Rent A Car.

Narrative Description of Business
---------------------------------

         The Company, through its subsidiaries, is engaged principally in the business of leisure and commercial car rental in the State of Arizona and nominal involvement in real estate management and natural resource exploration and development. The Company employs 88 full-time employees.

         Dollar  Rent A Car.  In June  1994,  through  the  Company's  80% owned subsidiary SCRS, the Company acquired the assets and franchise rights to substantially all of the Arizona operations doing business as Dollar Rent A Car. As part of the acquisition, additional funds were raised by SCRS from subordinated notes. The noteholders also own 20% of the outstanding common stock of SCRS not owned by the Company. See Notes 3 and 12 to the Consolidated
Financial Statements. The status of SCRS as a franchise is governed by a franchise agreement (the "Franchise Agreement") granted by Dollar Systems, Inc. (the "Franchisor"). The Franchise Agreement grants to SCRS certain exclusive territories in which to operate the Dollar Rent A Car vehicle rental business. These territories include all Arizona counties except the Counties of Coconino, Navajo and Pima. The Franchise Agreement is in effect for a period of ten years with an option to renew such agreement for an additional ten years provided that SCRS has operated its business in compliance with the terms of the Franchise Agreement. The Franchise Agreement provides the Franchisor with significant rights regarding the business and operations of SCRS. Specifically, SCRS is required to operate its franchise in accordance with certain standards contained in the Franchise Agreement and a referenced Dollar Rent A Car Operations Guide. This includes certain guidelines relating to the number of vehicles maintained for rental, and the amount of advertising and promotion expenditures required. The Franchisor has the right to monitor the operations of SCRS, and certain defaults by SCRS under the Franchise Agreement would give the Franchisor the right to terminate the franchise governed by such Franchise Agreement. Any loss of the franchise could have a material adverse effect on the Company's business, operating results and financial condition. Certain license fees are required to be paid monthly based on an agreed upon percentage structure of gross rental revenues, as provided for by the Franchise Agreement. In May 1995, an Assistance Agreement between SCRS and Franchisor modified the License Agreement (see Note 3 to the Consolidated Financial Statements).

         SCRS rents cars, trucks, and passenger vans to business and leisure travelers and others at 11 locations, including all three terminals at Phoenix Sky Harbor International Airport. SCRS also generates revenue from the sales of ancillary products such as loss damage waivers, supplemental liability insurance, personal accident insurance and personal effects insurance. Total revenues from the car rental operations accounted for approximately 99% of consolidated revenue during the year ended December 31, 1996.

         SCRS has opened four additional locations since its acquisition, including rental counters at both the America West Arena and the Arizona Biltmore Resort in Phoenix, the Radisson Resort in Scottsdale, and the Southeast Regional Office in Mesa, Arizona.

         The vehicle rental industry is very competitive and subject to the pressures of both the rental rates and fleet sizes of competitors as well as the availability of a reasonably priced fleet. In any given location, SCRS may encounter competition from national, regional and local companies, many of whom, particularly those owned by the major vehicle rental companies, have access to greater financial resources than SCRS. SCRS's main competitors are The Hertz Corporation, Avis Inc., Alamo Rent a Car Inc., National Car Rental System Inc., and Budget Rent a Car Corporation. SCRS's operations are generally the sixth largest at its Phoenix Sky Harbor Airport locations. There can be no assurance the Company will be able to compete successfully. Any inability by the Company to compete successfully would have a material adverse effect on the Company's business, operating results and financial condition.


         Approximately 81% of SCRS's revenue is generated at its airport facilities. Any event which disrupts air travel patterns at SCRS's airport facilities for a continued period of time could have a material adverse effect on SCRS's financial condition and results of operations. These events could include labor unrest, airline bankruptcies or consolidations, the outbreak of war or terrorist incidents, natural occurrences, such as earthquakes, and general economic conditions.

         SCRS's rental business is seasonal, and historically, the stronger revenue months occur from February through May. As a result, any occurrence that disrupts travel patterns during this period could have a material adverse effect on SCRS's annual performance. SCRS's weakest revenue months are generally the months of August, September and December.

         Sports Careers. In October 1996, the assets of the Company's subsidiary Stratford American Sports Corp. ("SASC") were sold. The stock of SASC was subsequently sold in December 1996. SASC has been accounted for as a discontinued operation as discussed in Note 14 to the Consolidated Financial Statements. The Company has no future plans to participate in sports career related activities.

         Real Estate. The Company's only owned real estate property, owned through a joint venture interest, was sold in March 1995. Total revenues from real estate operations were insignificant during the year ended December 31, 1996. (See Item 2 - Properties.)

         Natural Resources. The Company owns, through its subsidiaries, an interest in an Alaskan gold mining prospect, and a nominal interest in four oil and gas wells located in Arkansas and Oklahoma. Total revenues from natural resource operations were insignificant during the year ended December 31, 1996. (See Item 2 - Properties.)

ITEM 2. PROPERTIES
------------------

         Principal Offices. The principal offices of the Company are located at 2400 East Arizona Biltmore Circle, Building 2, Suite 1270, Phoenix, Arizona
85016, telephone (602) 956-7809. The premises are leased at the rate of approximately $99,000 per year. The term of the current lease expires in September 1999. The Company believes its office space is sufficient to meet its operational needs in the near future.

         SCRS leases a 2,500 square foot building situated on 2.4 acres of land for use in its Dollar Rent A Car operations as a service facility and vehicle staging area. This facility, located at 50 S. 24th Street in Phoenix, Arizona, is leased at a current rate of approximately $79,000 per year. The lease expires in May 1999 and contains a five year extension option. SCRS also leases various facilities for its satellite and airport operations for Dollar Rent A Car under leases with terms ranging from month to month through ten years. The airport lease requires minimum annual lease payments of $1,150,000 and a maximum of 10% of specified airport revenues. This lease expires in October 2000.

         Real Estate Properties. As of March 31, 1995, the Company no longer owns an interest in any real estate projects, and the Company currently has no plans to invest in real estate opportunities in the foreseeable future.

         Effective March 27, 1995, the Company, through its 50% joint venture interest, sold its interest in University Center property, located in Tempe, Arizona, consisting of three office buildings with an aggregate 175,000 rentable square feet and 8 acres of adjacent undeveloped land. As a result of the sale, the underlying indebtedness, totaling $17,553,000, was completely satisfied through payments and reductions based on terms of an agreement with First Interstate Bank of Arizona, N.A.

         Natural Resource Properties.

         Alaska Gold Exploration. The Company, through Stratford American Gold Venture Corporation, holds a 41.3% interest in the "Big Hurrah," a gold mine prospect located near Nome, Alaska. The Company's joint venture partner with respect to this interest is Cornwall Pacific Alaska, Inc. ("Cornwall").

         On September 16, 1988, the Company and Cornwall granted to Solomon Gold Corporation (formerly known as Thor Gold Alaska, Inc.) ("Solomon") an option to acquire a 70% interest in the Big Hurrah prospect in consideration of Solomon expending $3,500,000 by December 31, 1991, on exploration and development of the prospect. If Solomon exercises the option, the interest of the Company in the prospect will be reduced to 12.39%. In 1988, Solomon drilled 91 core samples and, in June 1989, issued a feasibility report in which it recommended continued exploration and mining of the prospect. The feasibility report assumed a base price of gold of $400 per ounce.

         In July 1989, Solomon invoked the force majeure clause of its option on the basis that the price of gold dropped to less than $375 per ounce during the preceding 90 days. Operations have been suspended until the price of gold exceeds $400 per ounce, adjusted for CPI increases, for 90 consecutive days. The price of gold as of December 31, 1996 was $371.00 per troy ounce. The requirement for Solomon to expend $3,500,000 by December 31, 1991 is extended by the period the force majeure clause is in effect. The Company recorded a write-down in 1993 for its interest in the Big Hurrah. See Note 6 of the Consolidated Financial Statements.

         Oil and Gas. The Company's oil and gas activities are insignificant as of December 31, 1996. The Company has not served as an operator with respect to its oil and gas properties, rather it participates through minor working interest ownership with only limited management rights. The Company currently has no plans in the near future to participate in additional oil and gas activities.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

         The Company is not currently a party to any material legal proceedings.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

         No matter was submitted to a vote of the Company's shareholders during the fourth quarter ended December 31, 1996.


EXECUTIVE OFFICERS
------------------

     Name            Age               Office                   Officer Since
     ----            ---               ------                   -------------

David H. Eaton       61       Chief Executive Officer               6/88
Mel L. Shultz        46       President                             5/87
Timothy A. Laos      43       Vice President, Chief                 3/95
                              Financial Officer,
                              Treasurer and Secretary

         David H. Eaton has been the Chairman of the Board of Directors of the Company since February 29, 1988 and its Chief Executive Officer since June 1, 1988. Mr. Eaton earned his Bachelor of Arts degree in Business Administration and Economics from Wheaton College in 1958 and his Doctor of Jurisprudence degree from Stanford University in 1961.

         Mel L. Shultz has been a Director and the President of the Company since May 20, 1987. Mr. Shultz was previously involved on his own behalf in real estate development and oil and gas investment.

         Timothy A. Laos, C.P.A., became a Vice President, Chief Financial Officer, Treasurer and Secretary of the Company effective March 1, 1995. He was involved in public accounting from 1978 to 1981 including the first two years employed by Price Waterhouse. From 1984 through 1992, Mr. Laos was the corporate controller for Martin Oil and Gas Company, an independent oil and gas producer. From 1992 through 1995, he was the corporate controller for the Haworth Corporation, a local real estate developer. Mr. Laos earned a Bachelor of Business Administration degree in accounting from the University of Arizona in 1978.

                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
----------------------------------------------------------------

Market Information
------------------

         As of December 31, 1996, the Company's common stock, $0.01 par value, was listed and traded on the OTC Bulletin Board (symbol: STFA).

         The high and low sales prices for each quarter since January 2, 1995, are as follows:

                     Time Period               High        Low
                     -----------               ----        ---

              1996:  First quarter             .03         .02
                     Second quarter            .08         .02
                     Third quarter             .04         .03
                     Fourth quarter            .04         .02

              1995:  First quarter             .06         .0025
                     Second quarter            .08         .02
                     Third quarter             .07         .01
                     Fourth quarter            .04         .01

         The above information is based on the bid price as furnished by the National Quotation Bureau. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Holders
-------

         As of March 31, 1997, the common stock of the Company is estimated to be held beneficially by approximately 2,000 shareholders. No preferred stock is outstanding.

Dividends
---------

         The Company has never paid cash dividends on its common equity. Arizona law restricts the ability of a corporation to pay dividends. These state law restrictions materially limit the Company's ability to pay dividends and are likely to materially limit the future payment of dividends. The Company does not expect to pay dividends in the foreseeable future, but rather expects to use any cash otherwise available for distribution to satisfy debt obligations and build business operations.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-----------------------------------------------------------------

Liquidity and Capital Resources.
--------------------------------

         In the fourth quarter, the Company completed the sale of its interest in SASC, receiving $247,000 in net cash proceeds from the sale. See Note 14 to the Consolidated Financial Statements for additional information.

         In December 1996, the Company, through SCRS, was able to secure a $3,000,000 credit line from a major bank, including a $2,000,000 line available for general operational use, and a $1,000,000 line to purchase revenue earning vehicles. In addition, the Company renewed and increased its vehicle financing from already existing lines of credit from three other major sources. As a result, the Company was able to increase its percentage of purchased units by 7%, to 27% of its total fleet. The Company anticipates that this increased fleet flexibility will assist in reducing overall vehicle costs, although no assurance can be given that any such reduction will occur.

         In May 1995, the Company entered into an Assistance Agreement with Dollar Systems, Inc. which included the conditional elimination of $1,858,000 in debt, and an interim reduction in franchise fees during 1995 and 1996. See Note 3 to the Consolidated Financial Statements for additional information. Effective January 1, 1997, the Company successfully met its requirement for completing the terms and conditions of debt elimination.

         SCRS was able to improve its operating results from its Dollar Rent A Car operations during 1996, before corporate overhead expenses. The Company anticipates that with its recently completed financing and with continuation of improved Dollar Rent A Car operating results as discussed above, it should meet its operational cash flow needs for the remainder of 1997. However, the vehicle rental business is highly competitive and subject to the pressures of both rental rates and fleet sizes of competitors as well as the availability of a reasonably priced fleet. As such, these various factors are outside the Company's control and, accordingly, there are no guarantees that either profitability or adequate cash flows from operations will be achieved.

Results of Operations - Year Ended December 31, 1996, Compared with Year Ended December 31, 1995

         The Company reported a net loss of $268,000 during 1996 in comparison to net income of $2,826,000 in 1995. The 1996 results include a net gain of $221,000 from discontinued operations as discussed in Note 14 to the Consolidated Financial Statements. The 1995 results include an extraordinary gain of $3,402,000 as a result of a debt reduction as discussed in Note 15 to the Consolidated Financial Statements. The increase in consolidated depreciation and amortization is due to recognition of a complete year of depreciation on revenue earning vehicles during 1996. The increase in consolidated interest expense is attributable to a complete year of interest expense incurred on the newly acquired debt to finance revenue earning vehicles.

         Vehicle Rental Activities. Revenues from rental car activities accounted for 99% of total revenues from continued operations in 1996. The 13% increase in vehicle rental revenues is primarily a result of improved rental business related to the Super Bowl and Major League Baseball spring training activities not experienced in the previous year, as well as overall growth experienced in the Phoenix area. Rentals related to the Super Bowl will not recur in the foreseeable future as the Super Bowl is not presently scheduled to be held in Phoenix. SCRS recognized improved operating results before corporate overhead expenses for 1996 compared to 1995.

         Sports Activities. As discussed above, Sports Careers was sold during 1996. The results from discontinued operations includes a loss from operations of $53,000 attributable to the first nine months of 1996 as compared to a loss from operations of $8,000 for the complete year of 1995.

         Real Estate Activities. Real estate revenues decreased $23,000 from 1995 to 1996 primarily due to the elimination of University Center management fees subsequent to its sale in March 1995. Ongoing management fee revenue in 1997 will be immaterial.

Capital Requirements
--------------------

         The Company does not have any material plans for future capital expenditures at the present time.

Impact of Inflation
-------------------

         Inflation has not had a significant impact on the Company's results of operations. Due to competitive pressures, the Company is not always able to pass through modest increases in rental rates. Future inflationary increases, if any, is a factor of which the Company must be cognizant.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
--------------------------------------------------------------------------------

         Certain statements contained in this report, including, without limitation, statements containing the words "believes," "anticipates," "intends," "expects" and words of similar import, constitute "forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to the safe harbors created thereby. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to be materially different from the forward-looking statements. Such factors include, among others, the following: SCRS's ability to maintain the Dollar Rent A Car franchise, the Company's ability to compete successfully, the risk of disruption of air travel patterns, the fact that the Company's operating results are seasonal, the risk that all of the foregoing factors or other factors could cause fluctuations in the price of the Company's common stock, and other risks detailed herein and from time to time in the Company's other filings with the Securities and Exchange Commission. Given these uncertainties, readers should not place undue reliance on such forward-looking statements.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

                              Index                                         Page
                              -----                                         ----

Stratford American Corporation and Subsidiaries Consolidated Financial Statements December 31, 1996

            Independent Auditors' Report                                     9

            Consolidated Balance Sheet as of December 31, 1996              10

            Consolidated Statements of Operations for the years ended
            December 31, 1996 and 1995                                      11

            Consolidated Statements of Changes in Shareholders'
            Equity (Deficiency) for the years ended
            December 31, 1996 and 1995                                      12

            Consolidated Statements of Cash Flows for the years ended
            December 31, 1996 and 1995                                      13

            Notes to Consolidated Financial Statements                      14


All schedules are omitted as the required information is inapplicable or not present in amounts sufficient to require submission of the schedule, or because the required information is presented in the consolidated financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
Stratford American Corporation


We have audited the accompanying consolidated balance sheet of Stratford American Corporation and subsidiaries as of December 31, 1996, and the related consolidated statements of operations, shareholders' equity (deficiency), and cash flows for each of the years in the two-year period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stratford American Corporation and subsidiaries as of December 31, 1996, and the results of their operations and their cash flows for each of the years in the two-year period then ended in conformity with generally accepted accounting principles.



Phoenix, Arizona
March 18, 1996

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                December 31, 1996

                                     ASSETS


Cash and cash equivalents                                                   $    173,000
Receivables:
    Trade, less allowance for doubtful accounts of $20,000                       687,000
    Mortgages                                                                    128,000
                                                                            ------------
                                                                                 815,000

Restricted cash                                                                  760,000
Revenue earning vehicles, net                                                  7,095,000
Property and equipment, net                                                      462,000
Mining interests                                                                 375,000
Other assets                                                                     512,000
Franchise rights, less accumulated amortization of $105,000                      277,000
                                                                            ------------

                                                                            $ 10,469,000
                                                                            ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY


Notes payable, secured by revenue earning vehicles                          $  7,070,000
Accounts payable                                                                 975,000
Notes payable and other debt                                                   2,219,000
Accrued interest                                                                 522,000
Accrued liabilities                                                              366,000
                                                                            ------------

        Total liabilities                                                     11,152,000

Shareholders' equity (deficiency):
   Nonredeemable preferred stock, par value $.01 per share;
     authorized 50,000,000 shares, none issued
   Common stock, par value $.01 per share; authorized 100,000,000 shares;
     issued and outstanding 84,076,806 shares                                    841,000
   Additional paid-in capital                                                 25,941,000
   Retained earnings (deficit)                                               (27,454,000)
   Treasury stock, 29,500 shares at cost                                         (11,000)
                                                                            ------------

                                                                                (683,000)
                                                                            ------------

Commitments and contingencies
                                                                            ------------

                                                                            $ 10,469,000
                                                                            ============

          See accompanying notes to consolidated financial statements.

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     Years ended December 31, 1996 and 1995



                                                               1996            1995
                                                               ----            ----
REVENUES:

  Vehicle rental activities                               $ 12,691,000    $ 11,186,000
  Rental property activities                                    36,000          59,000
  Oil and gas production                                         9,000          27,000
  Interest and other income                                    126,000          87,000
                                                          ------------    ------------

                                                            12,862,000      11,359,000
                                                          ------------    ------------

EXPENSES:

  Vehicle rental operations                                 11,071,000      10,723,000
  Production costs and taxes                                     4,000           5,000
  General and administrative                                   645,000         643,000
  Depreciation, depletion and amortization                   1,013,000         263,000
  Interest                                                     565,000         293,000
                                                          ------------    ------------

                                                            13,298,000      11,927,000
                                                          ------------    ------------

LOSS FROM CONTINUING OPERATIONS                               (436,000)       (568,000)

DISCONTINUED OPERATIONS:
  Loss from operations of Sports Careers                       (53,000)         (8,000)
  Gain on disposal of Sports Careers                           221,000
                                                          ------------    ------------
    Net income (loss) from discontinued operations             168,000          (8,000)

LOSS BEFORE EXTRAORDINARY ITEM                                (268,000)       (576,000)

EXTRAORDINARY ITEM-GAIN ON
EXTINGUISHMENT OF DEBT
                                                                             3,402,000
                                                          ------------    ------------

NET INCOME (LOSS)                                         $   (268,000)   $  2,826,000
                                                          ============    ============

Income (loss) per common share:
  Loss from continuing operations                         $      (0.01)   $      (0.01)
  Income (loss) from discontinued operations                      0.01           (0.00)
                                                          ------------    ------------

  Loss before extraordinary item                                 (0.00)          (0.01)
  Extraordinary item                                                              0.04
                                                          ------------    ------------

  Net income (loss) per common share                      $      (0.00)   $       0.03
                                                          ============    ============

          See accompanying notes to consolidated financial statements.

                STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)
                     Years ended December 31, 1996 and 1995

                                                                                                                  Total
                                                        Additional    Retained                                shareholders'
                               Common Stock              paid-in      earnings          Treasury Stock           equity
                           Shares         Amount         capital      (deficit)       Shares      Amount      (deficiency)
                           ------         ------         -------     ------------     ------      ------      ------------
Balance,
  December 31, 1994     84,076,806    $    841,000    $ 25,780,000   $(30,012,000)    29,500   $  (11,000)   $ (3,402,000)
Net income                                                              2,826,000                               2,826,000
                        ----------    ------------    ------------   ------------     ------   ----------    ------------



Balance,
  December 31, 1995     84,076,806    $    841,000    $ 25,780,000   $(27,186,000)    29,500   $  (11,000)   $   (576,000)
Repurchase of
  minority interest                                        161,000                                                161,000
Net loss                                                                 (268,000)                               (268,000)
                        ----------    ------------    ------------   ------------     ------   ----------    ------------



Balance,
  December 31, 1996     84,076,806    $    841,000    $ 25,941,000   $(27,454,000)    29,500   $  (11,000)   $   (683,000)
                        ==========    ============    ============   ============     ======   ==========    ============

          See accompanying notes to consolidated financial statements.

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years ended December 31, 1996 and 1995

                                                                         1996          1995
                                                                         ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                               $  (268,000)   $ 2,826,000
    Adjustments to reconcile net income (loss) to net cash
       provided by (used for) operating activities:
       Depreciation and amortization from continuing operations       1,013,000        263,000
       Depreciation and amortization from discontinued operations        11,000         16,000
       Gain on sale of revenue earning vehicles                           8,000
       Gain on sale of discontinued operations                         (221,000)
       Extraordinary item                                                           (3,402,000)

    Changes in assets and liabilities:
       Decrease (increase) in accounts and mortgages receivable        (333,000)        43,000
       Decrease (increase) in other assets                               93,000       (174,000)
       Increase (decrease) in accounts payable                           66,000       (378,000)
       Increase (decrease) in accrued liabilities                       253,000        (90,000)
                                                                    -----------    -----------

NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES                    622,000       (896,000)
                                                                    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Addition to restricted cash                                         (21,000)      (138,000)
    Proceeds from sales of revenue earning vehicles                   4,671,000
    Proceeds from sale of joint venture property                                     1,311,000
    Proceeds, net, from sale of subsidiary                              247,000
    Purchases of property and equipment                                (170,000)       (51,000)
    Purchases of revenue earning vehicles                            (8,478,000)    (4,457,000)
                                                                    -----------    -----------

NET CASH USED FOR INVESTING ACTIVITIES                               (3,751,000)    (3,335,000)
                                                                    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from revenue earning vehicle financing                   8,460,000      4,412,000
    Payments on revenue earning vehicle financing                    (5,617,000)      (185,000)
    Proceeds from other debt                                            225,000
    Payments on other debt                                             (147,000)      (120,000)
                                                                    -----------    -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                             2,921,000      4,107,000
                                                                    -----------    -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                              (208,000)      (124,000)

CASH AND CASH EQUIVALENTS, beginning of year                            381,000        505,000
                                                                    -----------    -----------

CASH AND CASH EQUIVALENTS, end of year                              $   173,000    $   381,000
                                                                    ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Interest paid during the year                                   $   376,000    $   132,000
                                                                    -----------    -----------
    Equipment acquired in exchange for long-term debt               $    65,000    $   161,000
                                                                    ===========    ===========

          See accompanying notes to consolidated financial statements.

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996 and 1995


NOTE 1 - NATURE OF BUSINESS
---------------------------

Stratford American Corporation (the "Company") is engaged principally in the business of leisure and commercial car rental in the State of Arizona and minimal activity in real estate management and natural resource exploration and development.


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid investments with original maturities of 3 months or less to be cash equivalents. The carrying amount approximates fair value because of the short maturity of the financial instruments.

Restricted Cash
---------------

Restricted cash consists of a bank certificate of deposit and a vehicle loan deposit account. The carrying amount of restricted cash approximates fair value, as interest on the instruments are at current market rates.

Revenue Earning Vehicles
------------------------

Revenue earning vehicles are stated at cost less accumulated depreciation. The straight-line method is used to depreciate revenue earning vehicles to their estimated residual values over the anticipated periods of use based on the Company's fleet plan, typically ranging from 6 to 14 months.

Property and Equipment
----------------------

Property and equipment are recorded at cost. Depreciation is recorded based on the straight-line method over the estimated useful lives of the related assets ranging from 3 to 7 years. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful lives.

Mining Interests
----------------

The Company capitalizes the acquisition costs and related exploration costs until such time as the property to which they relate is brought into production, is abandoned, or impairment in value occurs. The costs incurred to date relate to acquisition and exploration activities and will be amortized on a unit of production basis following commencement of production, written off if the property is abandoned, or written down to impaired value if impairment occurs.

Franchise Rights
----------------

Franchise rights are recorded at cost. Amortization is recorded using the straight-line method over the term and renewal option period of the franchise agreement (20 years).

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996 and 1995


Income Taxes
------------

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes." This asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Income (Loss) Per Common Share
------------------------------

Income (loss) per common share is computed using the weighted average number of common shares of stock outstanding during the years presented excluding common shares of stock acquired by the Company. Common stock equivalents (options) have been excluded from the earnings per share computation as the effect of their inclusion would be anti-dilutive in 1996. In 1995, common stock equivalents have been included using the treasury stock method. The weighted average number of common shares outstanding during the years ended December 31, 1996 and 1995 are 84,076,806 and 85,127,306, respectively.

Recent Accounting Pronouncements
--------------------------------

In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS No. 121") which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted SFAS No. 121 in the first quarter of 1996 and this adoption did not have a material impact on the consolidated financial statements.

Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for the Stock-Based Compensation" ("SFAS No. 123") which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123. No stock options were granted in 1995 or 1996, thus there are no further disclosures required under SFAS No. 123.

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996 and 1995


Use of Estimates
----------------

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

Reclassifications
-----------------

Certain amounts in the accompanying 1995 financial statements have been reclassified to conform with the 1996 presentation.


NOTE 3 - ACQUISITION OF DOLLAR RENT A CAR FRANCHISE
---------------------------------------------------

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

                Accounts receivable                   $ 389,000
                Other current assets                     19,000
                Equipment                               108,000
                Other assets                             70,000
                Franchise rights                        381,000
                Accounts payable                       (965,000)
                Other accrued liabilities              (252,000)
                Note payable - Dollar Systems, Inc.     (42,000)
                                                      ---------

                    Net Cash Acquired                 $ 292,000
                                                      =========

Separately, a License Agreement dated May 31, 1994 was also entered into between SCRS and Dollar Systems, Inc., the Dollar Rent A Car franchisor. A $1,900,000 note payable to Dollar Systems, Inc. was executed by SCRS which required monthly payments of $18,000 including principal and interest at 8% and matured in June 2000. On May 16, 1995, an agreement between SCRS and Dollar Systems, Inc. was executed which served to adjust the previously set cost of the license agreement. Along with other license concessions, the remaining note payable balance to Dollar Systems, Inc., totaling $1,858,000, was eliminated, provided that the Company does not default on any obligations due to Dollar Systems, Inc. through the end of 1996, in which case half of the balance would become due in June 2000. Effective January 1, 1997, the Company successfully met its requirement for completing the terms and conditions of debt elimination.

During 1994, $1,275,000 in proceeds from 12% subordinated notes were received to provide working capital, to pay for closing costs and to provide cash, reflected as restricted cash in the accompanying Consolidated Balance Sheet, to secure a $750,000 letter of credit issued on behalf of Dollar Systems, Inc. These notes require quarterly payments of interest only and mature on May 31, 1997. In 1995, a principal payment of $50,000 was made to a note holder. The note holders own 20% of the outstanding common stock of SCRS.

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996 and 1995


NOTE 4 - REVENUE EARNING VEHICLES
---------------------------------

Revenue earning vehicles consist of the following as of December 31, 1996:

                  Revenue earning vehicles                 $7,444,000
                  Less accumulated depreciation              (349,000)
                                                           ----------

                                                           $7,095,000
                                                           ==========

The Company also leases vehicles under operating lease agreements which require the Company to provide normal maintenance and liability coverage. The agreements have initial terms of 6 to 9 months. The vehicles are returned to the lessor at the end of the lease term. Total vehicle lease expense was $4,009,000 and $4,588,000 for 1996 and 1995, respectively.


NOTE 5 - PROPERTY AND EQUIPMENT
-------------------------------

Property and equipment consist of the following as of December 31, 1996:

              Service equipment                           $  183,000
              Computer software and equipment                277,000
              Furniture and fixtures                         208,000
              Leasehold improvements                         101,000
                                                          ----------

                                                            768,000
              Accumulated depreciation and amortization    (306,000)
                                                          ---------

                                                          $ 462,000
                                                          =========

NOTE 6 - MINING INTERESTS
-------------------------

In 1985, the Company acquired the right to conduct mineral exploration and development pursuant to a mining lease in Alaska through the issuance of 105,000 common shares. In February 1990, an additional 200,000 shares of the Company's common stock were issued in connection with this acquisition. Pursuant to an agreement dated September 16, 1988, the Company assigned its 41.3% interest in the joint venture to a wholly-owned subsidiary, Stratford American Gold Venture Corporation ("SAGVC"). Under the terms of an agreement of September 16, 1988, the Company and its joint venture partner granted to a third party an option to acquire a 70% interest in the property. Upon the third party exercising such option, SAGVC will hold a 12.39% interest in the property.

This third party has not conducted exploration activities since July 1989, as permitted by the agreement. Activity is not required until the price of gold exceeds a price in excess of $400 for a period of ninety consecutive days. The Company recorded a write-down of $551,000 in 1993 as a result of the length of time without exploration activities and the inability of the price of gold to exceed $400 per ounce since those activities ceased.

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996 and 1995


NOTE 7 - MORTGAGES RECEIVABLE
-----------------------------

Mortgages receivable, secured by second deeds of trust on residential property, bear interest at 10.5% per annum. Total principal and interest payments are amortized over the 30-year life of the mortgages and are payable in equal monthly installments. The principal payments to be received on the mortgages receivable are as follows:

          Year ending December 31:
                  1997                              $  5,000
                  1998                                 5,000
                  1999                                 6,000
                  2000                                 6,000
                  2001                                 7,000
                  Thereafter                          99,000
                                                    --------

                                                    $128,000
                                                    ========


NOTE 8 - NOTES PAYABLE AND LINES OF CREDIT SECURED BY REVENUE EARNING VEHICLES
------------------------------------------------------------------------------

Notes payables and lines of credit secured by revenue earning vehicles consist of the following as of December 31, 1996:

         Notes payable to General Motors Corporation
            with various termination dates during 1997;
            secured by certain revenue earning vehicles;
            2% to 2.5% of principal due monthly; interest
            at 10.75% due monthly.                                 $2,115,000

         Notes payable under a $5.0 million line of credit to
            Ford Motor Credit with various termination dates
            during 1998; secured by certain revenue earning
            vehicles; 2.25% of principal due monthly; interest
            at 30-day Federal Reserve rate plus 3.25% (8.50%
            at December 31, 1996) due monthly.                      1,933,000

         Amounts under $3.65 million line of credit to Nissan
            Motors Acceptance Corporation with various
            termination dates during 1998; secured by certain
            revenue earning vehicles; 2% of principal due
            monthly; interest at prime plus 2% (10.25% at
            December 31, 1996) due monthly.                         3,022,000

         $1.0 million asset based line of credit with Imperial Bank of California, effective through December 11, 1998;
            secured by certain revenue earning vehicles;
            2% of principal due monthly; interest at prime plus
            1.5% (9.75% at December 31, 1996) due monthly.
                                                                   ----------

                                                                   $7,070,000
                                                                   ==========

Unused revenue earning vehicle lines of credit at December 31, 1996 were approximately $4,695,000.

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996 and 1995


NOTE 9 - NOTES PAYABLE AND OTHER DEBT
-------------------------------------

Notes payable and other debt consist of the following as of December 31, 1996:

          Subordinated notes payable; due May 31,
              1997, interest due quarterly at 12%.              $1,225,000

          $2.0 million Revolving line of credit effective
             through December 11, 1998; secured by certain
             pledged common shares of SCRS; interest
             at prime plus 1.5% (9.75% at December 31, 1996)
             due monthly.                                          225,000

          Note payable; due April 1997, interest due
              quarterly commencing August 1994 at
              lender's reference rate (8.25% at December
              31, 1996); guaranteed by certain directors
              of the Company; outstanding balance
              includes estimated future interest payments
              totaling $4,500.                                     304,000

          Capital lease obligations. (Note 11)                     143,000

          Other; interest rates ranging from 10.5% to 12%,
              maturing through 2010.                               322,000
                                                                ----------

                                                                $2,219,000
                                                                ==========

Included in other is a $214,000 convertible debenture note payable to an officer of the Company which is due on demand. Interest accrues at the rate of 12%. Accrued interest at December 31, 1996 amounts to $144,000. The note can be converted, at the holder's election, into 1,367,629 shares of $0.01 par value common stock, based on the market value of the common stock on the date the note was executed.

Under notes payable and other debt loan provisions in effect as outlined above, principal payments due are as follows:

           Year ending December 31:
                  1997                                 $1,800,000
                  1998                                    270,000
                  1999                                     35,000
                  2000                                     15,000
                  2001                                     13,000
                  Thereafter                               86,000
                                                       ----------

                                                       $2,219,000
                                                       ==========

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996 and 1995


NOTE 10 - FAIR VALUE OF FINANCIAL INSTRUMENTS
---------------------------------------------

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", requires that the Company disclose estimated fair values for its financial instruments.

The carrying amount of receivables, accounts payable and accrued expenses approximates fair value as they are expected to be collected or paid within 90 days of year end. The fair value of the Company's debt is estimated based on quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

Limitations

Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument; they are subjective in nature and involve uncertainties, matters of judgment and, therefore, cannot be determined with precision. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular instrument. Changes in assumptions could significantly affect these estimates.

Since the fair value is estimated as of December 31, 1996, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.

The estimated fair values of the Company's financial instruments are as follows:

                                                          December 31, 1996
                                                      --------------------------

                                                       Carrying
                                                        Amount        Fair Value
                                                        ------       -----------

     Cash and restricted cash                         $  933,000     $  933,000
     Mortgages receivable                                128,000        128,000
     Notes payable and other debt:
         Vehicle finance notes                         7,070,000      7,070,000
         Subordinated notes                            1,225,000      1,225,000
         Other debt                                      994,000        994,000
                                                      ----------     ----------

           Total notes payable and other debt         $9,289,000     $9,289,000
                                                      ==========     ==========

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996 and 1995


NOTE 11 - OBLIGATIONS UNDER CAPITAL LEASES
------------------------------------------

The Company has computer equipment, telephone equipment and vehicle service and maintenance equipment under capital lease agreements, which expire in 1998 through 2001. The combined cost of the equipment is $226,000 and is included in computer and service equipment (Note 5). Accumulated amortization totaled $56,000 as of December 31, 1996.

A summary of the present value of future minimum capital lease payments are as follows:

         Year ending December 31:
                  1997                                              $ 82,000
                  1998                                                47,000
                  1999                                                22,000
                  2000                                                12,000
                  2001                                                 8,000
                                                                    --------

        Total minimum capital lease payments                         171,000

        Less amount representing interest                             28,000
                                                                    --------

        Present value of future minimum capital lease payments      $143,000
                                                                    ========


NOTE 12 - MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY
------------------------------------------------------

In June 1994, Stratford American Car Rental Systems, Inc. ("SCRS") issued common stock equal to 20% of the outstanding shares as consideration due under certain loans obtained for use in the acquisition of the Dollar Rent A Car operations. The Company owns 80% of the outstanding shares of SCRS.


NOTE 13 - COMMON STOCK OPTIONS
------------------------------

As of December 31, 1996, options to purchase 6,500,000 shares of the Company's common stock were outstanding.

An option to purchase 3,000,000 shares was granted to an officer of the Company in 1994. In March 1997, before the date of expiration, the option to purchase all 3,000,000 shares was exercised for an aggregate exercise price of $30,000.

Options to purchase 3,500,000 shares were granted to certain Advisory Committee members in 1992.

                                                      Exercise    Date of
                                                       price     expiration
                                                       -----     ----------

     Options granted - 1994           3,000,000         $.01     March 1997
     Options granted - 1992           3,500,000         $.05     September 1997
                                      ---------

                                      6,500,000
                                      =========

The exercise price was greater than or equal to the market price when the options were granted or extended. All options are currently exercisable.

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996 and 1995


NOTE 14 - SALE OF DISCONTINUED OPERATIONS
-----------------------------------------

In the fourth quarter of 1996, the Company sold its interest in Stratford American Sports Corp. ("SASC"). Prior to the sale, the Company repurchased the minority interest for a nominal amount, resulting in a capital contribution to additional paid-in capital. The liquidation was finalized on December 30, 1996.

SASC has been accounted for as a discontinued  operation and,  accordingly,  its results of operations are segregated for all periods presented in the consolidated financial statements. Revenue and related losses associated with the discontinued operations are as follows:

                                                       Years ended December 31,
                                                       ------------------------
                                                         1996          1995
                                                         ----          ----

         Revenue                                       $841,000     $1,066,000
                                                       ========     ==========

         Income (loss) from discontinued operations    $168,000     $   (8,000)
                                                       ========     ==========

There was no income tax benefit associated with the loss from discontinued operations for the years ended December 31, 1996 and 1995 as the losses for those same years served to reduce net operating loss carry forwards attributable to SASC.


NOTE 15 - EXTRAORDINARY GAIN ON EXTINGUISHMENT OF DEBT
------------------------------------------------------

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

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996 and 1995


NOTE 16 - INCOME TAXES
----------------------

There was no income tax benefit associated with the loss from continuing operations, the loss before extraordinary item or the extraordinary item for the years ended December 31, 1996 and 1995. The extraordinary gain in 1995 served to reduce net operating loss carryforwards.

The following net operating loss and investment tax credit carryforwards are available at December 31, 1996, to offset future taxable income and income taxes as follows:

                                                        Year
                                                      expires         Amount
                                                      -------         ------

                  Net operating loss                 2003-2010     $10,300,000
                  Investment tax credits             1997-2000         200,000

If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of the carryforwards which can be utilized, which could potentially impair the ability to utilize the full amount of the carryforward.

There are no deferred tax assets or liabilities reflected in the accompanying Consolidated Balance Sheet as of December 31, 1996. The tax effect associated with the types of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts that exist as of December 31, 1996 are as follows:

                  Property and equipment, due to differences
                  in depreciation                               $  (209,000)
                  Allowance for mining interest impairment          220,000
                  Net operating loss carryforwards and
                 investment tax credits                           4,028,000
                                                                -----------
                                                                  4,039,000

                  Valuation allowance                            (4,039,000)

                  Net deferred tax asset                        $         0
                                                                ===========

The valuation allowance offsets the deferred tax asset due to the taxable losses the Company has experienced in recent years. The valuation allowance decreased by $923,000 in 1996.

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996 and 1995


NOTE 17 - LEASE COMMITMENTS
---------------------------

Stratford American Car Rental Systems, Inc., an 80% owned subsidiary of the Company ("SCRS"), leases various facilities for its satellite and airport operations for Dollar Rent A Car pursuant to operating leases with terms ranging from month to month through ten years. The Phoenix Sky Harbor Airport location is subject to the most significant lease which requires minimum annual lease payments of $1,150,000 and a maximum of 10% of specified airport revenues. SCRS also leases its Dollar Rent A Car service facility pursuant to an operating lease with an option to purchase. The lease expires in May 1999 and contains a five year extension option. Total rental expense on all facilities was $1,720,000 in 1996 and $1,512,000 in 1995.

The aggregate future minimum lease commitments under operating leases with noncancelable terms in excess of one year are as follows:

          Year ending December 31:
                  1997                            $1,352,000
                  1998                             1,331,000
                  1999                             1,258,000
                  2000                               958,000
                                                  ----------

                                 Total:           $4,899,000
                                                  ==========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
        FINANCIAL DISCLOSURE
        --------------------

(a)        Previous independent accountants

           (i) On February 14, 1996, Stratford American Corporation dismissed Price Waterhouse LLP as its independent accountants.

           (ii) The report of Price Waterhouse LLP on the financial statements for the fiscal year ended December 31, 1994 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principle. The report of Price Waterhouse LLP on the financial statements for the fiscal year ended December 31, 1993 contained no adverse opinion or disclaimer of opinion but did contain an explanatory paragraph as to uncertainty, stating that the Registrant had a net capital deficiency, raising substantial doubt about the Registrant's ability to continue as a going concern.

           (iii)The Board of Directors, as a whole, serves as the Audit Committee. In that capacity, the Board of Directors participated in and approved the decision to change independent accountants.

           (iv) In connection with its audits for the two most recent fiscal years and through February 14, 1996, there have been no disagreements with Price Waterhouse LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Price Waterhouse LLP would have caused them to make reference thereto in their report on the financial statements for such years.

           (v) The Registrant has received from Price Waterhouse LLP a letter addressed to the SEC stating whether or not it agrees with the above statements. A copy of such letter, dated February 15, 1996, is filed as Exhibit 16 to this Form 8-K.

(b)        New independent accountants

           (i) The Registrant engaged KPMG Peat Marwick LLP as its new independent accountants as of February 14, 1996. During the two most recent fiscal years and through February 14, 1996, the Registrant has not consulted with KPMG Peat Marwick LLP on items which (1) were or should have been subject to SAS 50 or (2) concerned the subject matter of a disagreement or reportable event with the former auditor, (as described in Regulation S-K
                Item 304(a)(2)).

                                    PART III


ITEMS 9, 10, 11 AND 12
----------------------

         The information called for by Part III (Items 9, 10, 11 and 12) is incorporated herein by reference from the material included under the captions "Elections of Directors," "Principal Shareholders," and "Executive Compensation" in Stratford American Corporation's definitive proxy statement (to be filed pursuant to Regulation 14A) for its Annual Meeting of Shareholders to be held July 9, 1997 (the "1997 Proxy Statement"), except that the information regarding executive officers called for by Item 401 of Regulation S-B is included in Part I of this report on page 5. The 1997 Proxy Statement is being prepared and will be filed with the Securities and Exchange Commission in definitive form on or about April 30, 1997 and will be furnished to shareholders on or about June 1, 1997.


ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K
-----------------------------------------------

    (a) Financial Statements and Financial Statement Schedules - See "Item 7 - Financial Statements and Supplementary Data" above.

    (b)  Reports on Form 8-K

             Report dated February 14, 1996 with respect to the change in independent auditors from Price Waterhouse LLP to KPMG Peat Marwick LLP, including a letter from Price Waterhouse LLP.

    (c)  Exhibits - See index beginning on page 28

    (d) Financial Statement Schedules - See "Item 7 - Financial Statements and Supplementary Data."

         Signatures
         ----------

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     STRATFORD AMERICAN CORPORATION



Date:    March 31, 1997              By   /s/ David H. Eaton
                                       --------------------------------------
                                       David H. Eaton, Chairman of the Board

              Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:    March 31, 1997             By   /s/ David H. Eaton
                                       --------------------------------------
                                       David H. Eaton, Chairman of the Board
                                       and Chief Executive Officer
                                       (Principal Executive Officer)



Date:    March 31, 1997             By   /s/ Mel L. Shultz
                                      ---------------------------------------
                                      Mel L. Shultz, President and Director



Date:    March 31, 1997             By   /s/ William G. Was, Jr.
                                      ---------------------------------------
                                      William G. Was, Jr., Director



Date:    March 31, 1997             By   /s/ Gerald J. Colangelo
                                      ---------------------------------------
                                      Gerald J. Colangelo, Director



Date:    March 31, 1997             By   /s/ Timothy A. Laos
                                      ---------------------------------------
                                      Timothy A. Laos, Chief Financial Officer
                                      (Principal Financial Officer and Principal
                                      Accounting Officer)

                                 EXHIBITS INDEX


Exhibits 10.55 through 10.62, 22.1 and 27.1 are the only exhibits originally filed with this report. The Company hereby incorporates all other exhibits by reference pursuant to Rule 12b-32, each of which (except Exhibits 3.3, 10.12, 10.17 through 10.54) was filed as an exhibit to the Company's Registration on Form 10 which was filed July 22, 1988, and amended on October 7, 1988, and December 8, 1988. Exhibit 3.3 was filed with the Company's Registration Statement on Form S-1 on June 12, 1989, with the Securities and Exchange Commission. Exhibit 10.12 was filed as Exhibit 10.30 to the 10-K for the four months ended December 31, 1988, which was filed with the Securities and Exchange Commission on April 11, 1989. Exhibits 10.17 and 10.18 were filed as Exhibits
10.1 and 10.2 to the Company's Form 10-Q for the Quarterly Period Ended June 30, 1990, which was filed on August 14, 1990, with the Securities and Exchange Commission. Exhibits 10.19 and 10.20 were filed as Exhibits 10.44 and 10.46 to the Company's Registration on Form S-1 which was filed with the Securities and Exchange Commission on October 1, 1990, and amended on November 8, 1990. Exhibit
10.21 was filed as Exhibit 10.3 to the Company's Form 10-Q for the Quarterly Period Ended June 30, 1991, which was filed with the Securities and Exchange Commission on August 14, 1991. Exhibit 10.22 was filed as Exhibit 10.44 to the Company's Form 10-K for the year ended December 31, 1991, which was filed with the Securities and Exchange Commission on April 14, 1992. Exhibits 10.23 through
10.34 were filed as Exhibits 10.1 through 10.8 and 10.12 through 10.15 to the Company's Form 10-Q for the Quarterly Period Ended June 30, 1992, which was filed with the Securities and Exchange Commission on August 14, 1992. Exhibits
10.35 and 10.36 were filed as Exhibits 10.60 and 10.61 to the Company's Form 10-K for the year ended December 31, 1992, which was filed with the Securities and Exchange Commission on April 15, 1993. Exhibit 10.37 was filed as Exhibit
10.1 to the Company's Form 10-QSB for the Quarterly Period Ended September 30, 1993, which was filed with the Securities and Exchange Commission on November 11, 1993. Exhibits 10.38 through 10.41 were filed as Exhibits 1 through 4 to the Company's Form 8-K which was filed with the Securities and Exchange Commission on June 14, 1994 and amended on August 9, 1994. Exhibit 10.39 was refiled as
Exhibit 10.2 to the Company's Form 10-QSB for the Quarterly Period Ended September 30, 1994, which was filed with the Securities and Exchange Commission on November 15, 1994. Exhibits 10.42 and 10.43 were filed as Exhibits 1 and 2 to the Company's Form 8-K which was filed with the Securities and Exchange Commission on April 11, 1995. Exhibits 10.44 through 10.48 were originally filed with Form 10-KSB for the year ended December 31, 1994, which was filed with the Securities and Exchange Commission on April 14, 1995. Exhibit 10.49 was filed as
Exhibit 10.1 to the Company's Form 10-QSB for the Quarterly Period Ended June 30, 1995, which was filed with the Securities and Exchange Commission on August 14, 1995. Exhibit 10.50 was filed as Exhibit 16.1 to the Company's Form 8-K which was filed with the Securities and Exchange Commission on February 22, 1996. Exhibits 10.51 through 10.54 were originally filed with Form 10-KSB for the year ended December 31, 1995, which was filed with the Securities and Exchange Commission on April 15, 1996.

 Number      Description                                                    Page
 ------      -----------                                                    ----

  3.1        Articles of Incorporation                                       N/A

  3.2        By-laws                                                         N/A

  3.3        Articles of Amendment to Articles of Incorporation              N/A

  4.1        Form of Common Stock Certificate                                N/A

  4.2        Form of Series "A" Preferred Stock Certificate                  N/A

  4.3        Article IV of the Articles of Incorporation                     N/A

  4.4        Article III of the Bylaws                                       N/A

 Number      Description                                                    Page
 ------      -----------                                                    ----

  10.1       Joint Venture Agreement for University Center Developers,
             date as of February 19, 1987                                    N/A

  10.2       Indemnification Agreement, dated as of May 19, 1988,
             between the Company and Mel L. Shultz                           N/A

  10.3       Schedule of Omitted Indemnification Agreements                  N/A

  10.4       Indemnification Agreement, dated as of February 19, 1988,
             relating to guarantees                                          N/A

  10.5       Indemnification Agreement, dated as of May 10, 1988,
             relating to guarantees                                          N/A

  10.6       Registration Agreement, dated as of February 19, 1988,          N/A

  10.7       Agreement, dated as of February 18, 1988, relating to
             restrictions against preferred shares                           N/A

  10.8       Trust Agreement, dated as of June 18, 1987                      N/A

  10.9       Joint Venture Agreement, dated as of July 2, 1985,
             between Night Hawk Resources Corporation and
             Cornwall Pacific Alaska, Inc.                                   N/A

  10.10      Settlement Agreement and Release, effective July 1, 1988        N/A

  10.11      Settlement Agreement, dated as of July 18, 1988                 N/A

  10.12      Judgment in Action No. CB72760, dated September 13, 1988        N/A

  10.13      Assignment of Joint Venture Interest                            N/A

  10.14      Agreement made September 13, 1988, among Golden Zone
             Zone, Inc., Cornwall Pacific Alaska, Inc., Stratford American
             Resource Corporation, and Thor Gold Alaska, Inc.                N/A

  10.15      Share Sale and Registration Agreement, dated January 31, 1989   N/A

  10.16      Purchase Agreement with Mark A. Tudi, dated November 3, 1989    N/A

  10.17      Joint Operating Agreement, dated February 1, 1988               N/A

  10.18      Promissory Note, dated March 15, 1990                           N/A

  10.19      Stratford American Corporation Convertible Debenture
             Note dated March 15, 1990                                       N/A

  10.20      Agreement, dated as of July 24, 1990, with Minco American
             Corporation                                                     N/A

  10.21      Guaranty dated June 28, 1991, from Stratford American
             Corporation to NBB Oil and Gas Partners (U.S.A.)                N/A

 Number      Description                                                    Page
 ------      -----------                                                    ----

  10.22      Assignment and Assumption Agreement, dated as of November 19,
             1991, between Stratford American Oil and Gas Corporation and
             SA Oil and Gas Corporation                                      N/A

  10.23      Convertible Note Agreement dated April 27, 1992 between
             Stratford American Sports Corp. and Arthur J. Martori           N/A

  10.24      Pledge Agreement dated April 27, 1992 by Stratford American
             Corporation to Arthur J. Martori                                N/A

  10.25 Stockholders' Agreement dated April 27, 1992 among Stratford American Sports Corp., Stratford American Corporation, and
             Arthur J. Martori                                               N/A

  10.26      Convertible Note dated April 27, 1992 by Stratford American
             Sports Corp. and Arthur J. Martori                              N/A

  10.27      Restructure Agreement dated May 19, 1992 between Stratford
             American Properties Corporation and Security Pacific
             Bank Arizona                                                    N/A

  10.28      Promissory Notes dated May 19, 1992 from Stratford American
             Properties Corporation to Security Pacific Bank Arizona         N/A

  10.29 Deed of Trust, Assignment of Rents, Security Agreement and Financing Statement dated May 19, 1992 by Stratford American
             Properties Corporation to Security Pacific Bank Arizona         N/A

  10.30 Continuing Guaranty dated May 19, 1992 by certain officers and directors of Stratford American Properties Corporation to
             Security Pacific Bank Arizona                                   N/A

  10.31      Debt Restructuring Agreement dated July 1, 1992 between
             First Interstate Bank of Arizona, N.A., University Center Developers, Stratford American Properties Corporation and
             Stratford American Corporation                                  N/A

  10.32      Replacement Promissory Notes A, B and C dated July 1, 1992 by University Center Developers to First Interstate Bank
             of Arizona, N.A.                                                N/A

  10.33      Replacement Unconditional Guarantee of Payment dated July 7,
             1992 from Stratford American Properties Corporation to First
             Interstate Bank of Arizona, N.A.                                N/A

  10.34      Replacement Unconditional Guarantee of Payment dated July 7,
             1992 from Stratford American Corporation to First Interstate
             Bank of Arizona, N.A.                                           N/A

  10.35 Settlement Agreement effective April 16, 1993 between Greyhound Real Estate Finance Company and Stratford American Properties
             Corporation                                                     N/A

  10.36 Settlement Agreement dated April 13, 1993 among Fairfield Acceptance Corporation, Fairfield Communities, Inc.,
             Stratford American Corporation and Stratford American
             Properties Corporation                                          N/A

 Number      Description                                                    Page
 ------      -----------                                                    ----

  10.37      Master Loan Modification and Extension Agreement dated
             September 28, 1993                                              N/A


  10.38      Sale and Purchase Agreement between Stratford American Car
             Rental Systems, Inc. and The John Douglas Corporation,
             Douglas F. and Bette Jane Mitchell and John Rector, Jr.
             dated May 19, 1994                                              N/A

  10.39      License Agreement between Dollar Systems, Inc. and Stratford
             American Car Rental Systems, Inc. effective June 1, 1994        N/A

  10.40      Promissory Note between Dollar Systems, Inc. and Stratford
             American Car Rental Systems, Inc. effective June 1, 1994        N/A

  10.41      Registrant's Press Release dated June 2, 1994                   N/A

  10.42      Sale and Purchase Agreement between University Center
             Developers and St. Paul Properties, Inc. dated March 8, 1995    N/A

  10.43      Registrant's Press Release dated March 30, 1995                 N/A

  10.44      Agreement and Release dated September 1, 1994 among F. R.
             Hill, Jr., as Trustee, Stratford American Resource Corporation
             And Stratford American Corporation                              N/A

  10.45      Assignment dated September 1, 1994 from Stratford American
             Resource Corporation to F. R. Hill, Jr., as Trustee             N/A

  10.46      Assignment dated September 1, 1994 from Stratford American
             Energy Corporation to Tenison Oil Company                       N/A

  10.47      Clarification to Joint Venture Agreement for University Center
             Developers, dated as of March 10, 1995                          N/A

  10.48      Clarification and First Amendment to Joint Venture Agreement
             for University Center Developers, dated as of March 10, 1995    N/A

  10.49      Assistance Agreement between Stratford American Car Rental
             Systems, Inc. and Dollar Systems, Inc. dated May 16, 1995       N/A

  10.50      Letter of Price Waterhouse LLP dated February 15, 1996          N/A

  10.51      Guaranty from Stratford American Corporation to General
             Motors Acceptance Corporation dated August 9, 1995              N/A

  10.52      Continuing Guaranty from Stratford American Corporation
             to Ford Motor Credit Company dated July 14, 1995                N/A

  10.53      Guaranty Agreement from Stratford American Corporation
             to Nissan Motor Acceptance Corporation dated August 9, 1995     N/A

  10.54 Lease Plan Financing and Security Agreement between Stratford American Car Rental Systems, Inc. and Nissan Motor Acceptance
             Corporation dated August 9, 1995                                N/A

 Number      Description                                                    Page
 ------      -----------                                                    ----

  10.55 Credit Agreement by and among Stratford American Corporation, Stratford American Car Rental Systems, Inc. and Imperial Bank,
             dated December 11, 1996                                          33

  10.56      Revolving Line of Credit Note by Stratford American Corporation
             and Stratford American Car Rental Systems, Inc. to Imperial
             Bank, dated December 11, 1996                                    53

  10.57      Revolving Line of Credit Note by Stratford American Corporation
             and Stratford American Car Rental Systems, Inc. to Imperial
             Bank, dated December 11, 1996                                    57

  10.58      Security Agreement by Stratford American Corporation and
             Stratford American Car Rental Systems, Inc. to Imperial Bank,
             dated December 11, 1996                                          61

  10.59      Continuing Security Agreement by Stratford American Corporation
             and Stratford American Car Rental Systems, Inc. to Imperial Bank,
             dated December 11, 1996                                          70

  10.60      General Pledge Agreement by Stratford American Corporation
             to Imperial Bank, dated December 11, 1996                        80

  10.61 Subordination and Standstill Agreement by and among Stratford American Corporation, Stratford American Car Rental Systems, Inc.
             and Imperial Bank, dated December 11, 1996                       91

  10.62      Subordination Agreement by Dollar Rent A Car Systems, Inc. and
             Imperial Bank, dated December 11, 1996                           99

  11.1       Statement regarding computation of per share earnings           N/A

  22.1       Subsidiaries                                                    102

  27.1       Financial Data Schedule                                         103


Note: Shareholders may obtain copies of Exhibits by making written request to the Secretary of the Corporation and paying copying costs of $0.10 per page, plus postage.
                                                                              32