Form 10QSB
period 1997-03-31
STRATFORD AMERICAN CORP
filed 1997-05-15
CIK 836435

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ------------

                                   FORM 10-QSB
  (Mark One)
      (X)           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       OR

      ( )          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to _________

                         Commission file number 0-17018

                         STRATFORD AMERICAN CORPORATION
        (Exact name of small business issue as specified in its charter)

           Arizona                                           86-0608035
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

2400 E. Arizona Biltmore Circle, Building., 2,
Suite 1270, Phoenix, Arizona                                     85016
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:      (602)956-7809
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

At March 31, 1997, 87,076,806 shares of the issuer's common stock were issued and outstanding.


Index to Exhibits is located at page 11 hereof.

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

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 1997
                                   (unaudited)

                                                    ASSETS
Cash and cash equivalents                                                                       $    574,000
Receivables:
    Trade, less allowance for doubtful accounts of $26,000                                           644,000
    Mortgages                                                                                        127,000
                                                                                                ------------
                                                                                                     771,000
                                                                                                ------------
Restricted cash                                                                                      765,000
Revenue earning vehicles, net                                                                      6,918,000
Property and equipment, net                                                                          446,000
Mining interests                                                                                     375,000
Other assets                                                                                         503,000
Franchise rights, less accumulated amortization of $109,000                                          273,000
                                                                                                ------------

                                                                                                $ 10,625,000
                                                                                                ============


                                     LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable, secured by revenue earning vehicles                                              $  6,779,000
Accounts payable                                                                                   1,146,000
Notes payable and other debt                                                                       1,993,000
Accrued interest                                                                                     564,000
Other accrued liabilities                                                                            579,000
                                                                                                ------------

        Total liabilities                                                                         11,061,000
                                                                                                ------------


Shareholders' equity:
   Nonredeemable preferred stock, par value $.01 per share;
     authorized 50,000,000 shares
   Common stock, par value $.01 per share; authorized 100,000,000 shares;
     issued and outstanding 87,076,806 shares                                                        871,000
   Additional paid-in capital                                                                     25,941,000
   Retained earnings (deficit)                                                                   (27,237,000)
   Treasury stock, 29,500 shares at cost                                                             (11,000)
                                                                                                ------------

                                                                                                    (436,000)
                                                                                                ------------

                                                                                                ------------
Commitments and contingencies
                                                                                                $ 10,625,000
                                                                                                ============

          See accompanying notes to consolidated financial statements.

                         STRATFORD AMERICAN CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               For the three months ended March 31, 1997 and 1996
                                   (unaudited)


                                                    1997            1996
                                                    ----            ----

REVENUES:
  Vehicle rental activities                       $ 4,390,000    $ 4,173,000
  Rental property activities                           10,000          7,000
  Interest and other income                            16,000         22,000
                                                  -----------    -----------

                                                    4,416,000      4,202,000
                                                  -----------    -----------

EXPENSES:
  Vehicle rental operations                         3,278,000      3,094,000
  General and administrative                          203,000        266,000
  Depreciation  and amortization                      486,000        367,000
  Interest                                            232,000        171,000
                                                  -----------    -----------

                                                    4,199,000      3,898,000
                                                  -----------    -----------

INCOME FROM CONTINUING OPERATIONS                     217,000        304,000

DISCONTINUED OPERATIONS:
  Loss from operations of Sports Careers                              (8,000)
                                                  -----------    -----------

    Net loss from discontinued operations                             (8,000)
                                                  -----------    -----------

NET INCOME                                        $   217,000    $   296,000
                                                  ===========    ===========

Income per common share:
  Income from continuing operations               $      0.00    $      0.00
  Loss from discontinued operations                                    (0.00)
                                                  -----------    -----------

  Net income per common share                     $      0.00    $      0.00
                                                  ===========    ===========

          See accompanying notes to consolidated financial statements.

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)
               For the three months ended March 31, 1997 and 1996
                                   (unaudited)

                                                                                                                       Total
                                                            Additional      Retained                                shareholders'
                                    Common  Stock            paid-in        earnings          Treasury Stock           equity
                                 Shares       Amount         capital        (deficit)        Shares     Amount       (deficiency)
                               ----------    ---------     -----------     ------------      ------    --------      -----------
Balance,
  December 31, 1996            84,076,806    $841,000      $25,941,000     $(27,454,000)     29,500    $(11,000)     $  (683,000)
Stock Issued                    3,000,000      30,000                                                                     30,000
Net Income                                                                      217,000                                  217,000
                               ----------    ---------     -----------     ------------      ------    --------      -----------



Balance,
  March 31, 1997               87,076,806    $871,000      $25,941,000     $(27,237,000)     29,500    $(11,000)     $  (436,000)
                               ----------    --------      -----------     ------------      ------    ---------     -----------


Balance,
  December 31, 1995            84,076,806    $841,000      $25,780,000     $(27,186,000)     29,500    $(11,000)     $  (576,000)
Net income                                                                      296,000                                  296,000
                               ----------    --------      ------------    ------------      ------    --------      -----------




Balance,
  March 31, 1996               84,076,806    $841,000      $25,780,000     $(26,890,000)     29,500    $(11,000)     $  (280,000)
                               ==========    ========      ===========     ============      ======    ========      ===========

          See accompanying notes to consolidated financial statements.

                         STRATFORD AMERICAN CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 1997 and 1996
                                   (unaudited)

                                                                          1997          1996
                                                                      -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                        $   217,000    $   296,000
    Adjustments to reconcile net income to net cash provided by operating activities -
       Depreciation and amortization (continuing operations)              486,000        367,000
       Depreciation and amortization (discontinued operations)                             4,000
       Gain on sale of revenue earning vehicles                             6,000

    Changes in assets and liabilities:
       Decrease in accounts and mortgages receivable                       44,000          1,000
       Decrease (increase) in other assets                                 56,000         (4,000)
       Increase in accounts payable                                       171,000        211,000
       Increase in accrued liabilities                                    254,000        146,000
                                                                      -----------    -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                               1,234,000      1,021,000
                                                                      -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Addition to restricted cash                                            (5,000)        (7,000)
    Proceeds from sale of revenue earning vehicles                        249,000
    Proceeds from issuance of common stock                                 30,000
    Purchases of property and equipment                                   (18,000)       (25,000)
    Purchases of revenue earning vehicles                                (572,000)      (893,000)
                                                                      -----------    -----------

NET CASH USED FOR INVESTING ACTIVITIES                                   (316,000)      (925,000)
                                                                      -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from revenue earning vehicle financing                       528,000        989,000
    Payments on revenue earning vehicle financing                        (819,000)      (399,000)
    Payment on other debt                                                (226,000)       (17,000)
                                                                      -----------    -----------

NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                     (517,000)       573,000
                                                                      -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                 401,000        669,000

CASH AND CASH EQUIVALENTS, beginning of period                            173,000        381,000
                                                                      -----------    -----------

CASH AND CASH EQUIVALENTS, end of period                              $   574,000    $ 1,050,000
                                                                      ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Interest paid during the year                                     $   189,000    $   126,000
                                                                      ===========    ===========

          See accompanying notes to consolidated financial statements.

                         STRATFORD AMERICAN CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               For the three months ended March 31, 1997 and 1996
                                   (unaudited)

1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of March 31, 1997, and the results of operations and cash flows for the three month periods ended March 31, 1997 and 1996. The accompanying statements do not include all disclosures considered necessary for a fair presentation in conformity with generally accepted accounting principles. Therefore, it is recommended that these accompanying statements be read in conjunction with the notes to consolidated financial statements appearing in the Company's Form 10-KSB for the year ended December 31, 1996.

2. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year. The vehicle rental business in Phoenix is seasonal. Historically, the months of February through May have had the highest revenues.

3. Income (loss) per common share is computed using the weighted average number of common shares of stock outstanding during the periods presented excluding common shares of stock acquired by the Company. Net income per common share is based on 84,947,305 shares for the three month period ended March 31, 1997 and 84,047,306 shares for the three month period ended March 31,1996.

4. A License Agreement dated May 31, 1994 was entered into between Stratford American Car Rental Systems, Inc. ("SCRS") and Dollar Systems, Inc., the Dollar Rent A Car franchisor. A $1,900,000 note payable to Dollar Systems, Inc. was executed by SCRS which required monthly payments of $18,000 including principal and interest at 8% and matured in June 2000. On May 16, 1995, an agreement between SCRS and Dollar Systems, Inc. was executed which served to adjust the previously set cost of the license agreement. Along with other license concessions, the remaining note payable balance to Dollar Systems, Inc., totaling $1,858,000, was eliminated, provided that the Company does not default on any obligations due to Dollar Systems, Inc. through the end of 1996, in which case half of the balance would become due in June 2000. Effective January 1, 1997, the Company successfully met its requirement for completing the terms and conditions of debt elimination.

5. In the fourth quarter of 1996, the Company sold its interest in Stratford American Sports Corp. ("SASC"). The liquidation was finalized on December 30, 1996. SASC had been accounted for as a discontinued operation and, accordingly, its results of operations are segregated for the three month period ended March 31, 1996 as presented in the consolidated financial statements. Revenue associated with the discontinued operations during the three month period ended March 31, 1996 was $272,000.

6. An option to purchase 3,000,000 shares of the Company's common stock was granted to an officer of the Company in 1994. In March 1997, before the date of expiration, the option to purchase all 3,000,000 shares was exercised for an aggregate exercise price of $30,000. As of March 31, 1997, options to purchase 3,500,000 shares of the Company's common stock remain outstanding.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-----------------------------------------------------------------------

General
-------

              The Company recognized a quarterly profit from its Dollar Rent A Car operations for the three months ended March 31, 1997. This allowed the Company to recognize a consolidated profit from operations for the first quarter of 1997 as well. The vehicle rental business is seasonal with the months of February through May typically representing the highest revenue months. The profit from operations generated for the first three months of the year reflects this seasonality. The vehicle rental business is also highly competitive and subject to the pressures of both the rental rates and fleet sizes of competitors as well as the availability of a reasonably priced fleet. Efforts are in place to reduce fleet and other operational costs in order to attain continued profitability.

Liquidity and Capital Resources.
--------------------------------

              In December 1996, the Company, through SCRS, was able to secure a $3,000,000 credit line from a major bank, including a $2,000,000 line available for general operational use, and a $1,000,000 line to purchase revenue earning vehicles. In addition, the Company renewed and increased its vehicle financing from already existing lines of credit from three other major sources.

              The Company anticipates that with its recently completed financing and with continuation of improved Dollar Rent A Car operating results as discussed above, it should meet its operational cash flow needs for the remainder of 1997. However, due to, among other things, the factors described above, which are outside the Company's control, there are no assurances that either profitability or adequate cash flows from operations will be achieved.

Results of  Operations  - Quarter  Ended March 31, 1997,  Compared  with Quarter
--------------------------------------------------------------------------------
Ended March 31, 1996
--------------------

              The Company reported net income of $217,000 for the quarter ended March 31, 1997 compared to net income of $296,000 during the first quarter of 1996. The 1996 results reflect an $8,000 loss from discontinued operations. The increase in revenues from $4,202,000 in 1996 to $4,416,000 in 1997 is primarily a result of stronger rental demand and increased rental rates during the months of February and March 1997. This increase is net of 12% higher revenue reported in January of 1996 compared to January of 1997 due to increased rental business related to the National Championship Fiesta Bowl and the NFL Superbowl experienced during that year, both of which were one time and isolated events in Phoenix. The increase in vehicle rental operations expense from $3,094,000 in 1996 to $3,278,000 in 1997 is primarily due to an increase in system fees paid to Dollar Systems, Inc. compared to reduced systems fees negotiated with Dollar Systems, Inc. during 1996. General and administrative expense decreased from $266,000 in 1996 to $203,000 in 1997 primarily due to a reduced minority interest allocation expense included in this expense category as compared to the minority interest allocation expense reclassified into this expense category last year. Depreciation and amortization expense increased from $367,000 in 1996 to $486,000 in 1997 primarily due to additional revenue earning vehicles included in the rental fleet and depreciated in 1997. The increase in interest expense from $171,000 in 1996 to $232,000 in 1997 is due to the added interest expense on an increased number of financed revenue earning vehicles in 1997.

              Vehicle Rental Activities. Revenues from rental car activities accounted for over 99% of total revenues in 1997 and is presently the most significant revenue source for the Company. A net operating profit relating to these operations was recognized during the first quarter of 1997, partially attributable to the seasonality of the business as previously discussed.

              Sports Activities. Sports Careers was sold during 1996. The results from discontinued operations includes an $8,000 loss for the first three months of 1996.

              Other   Activities.   Real  estate  management  and  oil  and  gas
activities continue to be an insignificant part of the Company's ongoing operations, representing less than 1% of total revenue in the first quarter of 1997 and 1996.

Recent Accounting Pronouncement

              In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (Statement 128). This Statement establishes standards for computing and presenting earnings per share ("EPS") and supersedes APB Opinion No. 15. The Statement replaces primary EPS with basic EPS and requires dual presentation of basic and diluted EPS. The Statement is effective for both interim and annual periods ending after December 15, 1997. Earlier adoption is not permitted. After adoption, all prior-period EPS data shall be restated to conform to Statment
128. Basic and diluted EPS, as calculated under Statement 128 would have been the same as primary and fully diluted for the three months ended March 31, 1997.

              Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995.

This report contains forward looking statements that involve risks and uncertainties, including but not limited to, risks associated with seasonality of operations, competition, and other risks detailed herein, in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996, and in the Company's other reports filed from time to time with the Securities and Exchange Commission.

                           PART II. OTHER INFORMATION
                           --------------------------

Responses to Items 1 through 5 are omitted since these items are either inapplicable or the response thereto would be negative.

Item 6.       Exhibits and Reports on Form 8-K
              --------------------------------

              (a)   Exhibits
                    --------

                    See index beginning on page 11

              (b)   Reports on Form 8-K
                    -------------------

                    There were no reports on Form 8-K filed for the three months ended March 31, 1997.

              Signatures
              ----------

              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   STRATFORD AMERICAN CORPORATION
                                   Registrant



Date:         May 15, 1997         By /s/ Mel L. Shultz
                                   ---------------------------------------------
                                   Mel L. Shultz, President and Director



Date:         May 15, 1997         By /s/ Timothy A. Laos
                                   ---------------------------------------------
                                   Timothy A. Laos, Chief Financial Officer
                                   (Principal Financial Officer and Principal
                                   Accounting Officer) for the quarter subject
                                   to this report

                                 EXHIBITS INDEX


The only exhibit originally filed with this report is Exhibit 27.1. The Company hereby incorporates all other exhibits by reference pursuant to Rule 12b-32, each of which (except Exhibits 22.1, 23.1 and 28.1) was filed as an exhibit to the Company's Registration on Form 10 which was filed July 22, 1988, and amended on October 7, 1988, and December 8, 1988. Exhibit 22.1 was filed as Exhibit 22.1 to the Company's Form 10-KSB for the year ended December 31, 1996, which was filed with the Securities and Exchange Commission on March 31, 1997. Exhibit
23.1 references the 1997 Proxy Statement which was filed with the Securities and Exchange Commission on April 30, 1997. Exhibit 28.1 references the December 31, 1996 Form 10-KSB, which was filed with the Securities and Exchange Commission on March 31 ,1997.

Number                         Description                           Page

    4.1     Form of Common Stock Certificate                          N/A

    4.2     Form of Series "A" Preferred Stock Certificate            N/A

    4.3     Article IV of the Articles of Incorporation               N/A

    4.4     Article III of the Bylaws                                 N/A

   22.1     Subsidiaries                                              N/A

   23.1     Notice of the 1997 Annual Shareholders' Meeting,
            Proxy Statement and Form of Proxy                         N/A

   27.1     Financial Data Schedule                                    12

   28.1     Form 10-KSB for the year ended December 31, 1996          N/A
                                       11