Form 10QSB
period 1997-06-30
STRATFORD AMERICAN CORP
filed 1997-08-14
CIK 836435

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ------------

                                   FORM 10-QSB
(Mark One)
  (X)           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

  ( )          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to _________

                         Commission file number 0-17018

                         STRATFORD AMERICAN CORPORATION
        (Exact name of small business issuer as specified in its charter)

           Arizona                                              86-0608035
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

2400 E. Arizona Biltmore Circle, Building 2, Suite 1270, Phoenix, Arizona  85016
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:              (602) 956-7809
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

At June 30, 1997, 87,076,806 shares of the issuer's common stock were issued and outstanding.

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

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 1997
                                   (unaudited)

                                     ASSETS

Cash and cash equivalents                                                      $    544,000
Receivables:
    Trade, less allowance for doubtful accounts of $32,000                          774,000
    Mortgages                                                                       126,000
                                                                               ------------
                                                                                    900,000
                                                                               ------------

Restricted cash                                                                     203,000
Revenue earning vehicles, net                                                     3,260,000
Property and equipment, net                                                         432,000
Mining interests                                                                    375,000
Other assets                                                                        616,000
Franchise rights, less accumulated amortization of $113,000                         269,000
                                                                               ------------

                                                                               $  6,599,000
                                                                               ============


                         LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable, secured by revenue earning vehicles                             $  3,189,000
Accounts payable                                                                    936,000
Notes payable and other debt                                                      2,085,000
Accrued interest                                                                    535,000
Other accrued liabilities                                                           487,000
                                                                               ------------

        Total liabilities                                                         7,232,000
                                                                               ------------


Shareholders' equity:
   Nonredeemable preferred stock, par value $.01 per share;
     authorized 50,000,000 shares
   Common stock, par value $.01 per share; authorized 100,000,000 shares;
     issued and outstanding 87,076,806 shares                                       871,000
   Additional paid-in capital                                                    25,941,000
   Retained earnings (deficit)                                                  (27,434,000)
   Treasury stock, 29,500 shares at cost                                            (11,000)
                                                                               ------------

                                                                                   (633,000)
                                                                               ------------
Commitments and contingencies
                                                                               ------------

                                                                               $  6,599,000
                                                                               ============

          See accompanying notes to consolidated financial statements.

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)

                                                For the three months           For the six months
                                                    ended June 30,               ended June 30,
                                                 1997            1996          1997           1996
                                                 ----            ----          ----           ----
REVENUES:
  Vehicle rental activities                   $ 3,735,000    $ 3,225,000    $ 8,124,000   $ 7,398,000
  Rental property activities                        9,000          7,000         20,000        15,000
  Interest and other income                        25,000         22,000         41,000        44,000
                                              -----------    -----------    -----------   -----------

                                                3,769,000      3,254,000      8,185,000     7,457,000
                                              -----------    -----------    -----------   -----------

EXPENSES:
  Vehicle rental operations                     3,327,000      2,899,000      6,606,000     5,992,000
  General and administrative                       90,000        164,000        292,000       431,000
  Depreciation and amortization                   367,000        235,000        853,000       602,000
  Interest                                        183,000        119,000        414,000       290,000
                                              -----------    -----------    -----------   -----------

                                                3,967,000      3,417,000      8,165,000     7,315,000
                                              -----------    -----------    -----------   -----------

INCOME (LOSS) FROM CONTINUING OPERATIONS         (198,000)      (163,000)        20,000       142,000

DISCONTINUED OPERATIONS:
  Income from operations of Sports Careers                        16,000                        7,000
                                              -----------    -----------    -----------   -----------

    Net income from discontinued operations                       16,000                        7,000
                                              -----------    -----------    -----------   -----------

NET INCOME (LOSS)                             $  (198,000)   $  (147,000)   $    20,000   $   149,000
                                              ===========    ===========    ===========   ===========

Income (loss) per common share:
  Income (loss) from continuing operations    $     (0.00)   $     (0.00)   $      0.00   $      0.00
  Income from discontinued operations                               0.00                         0.00
                                              -----------    -----------    -----------   -----------

  Net income (loss) per common share          $     (0.00)   $     (0.00)   $      0.00   $      0.00
                                              ===========    ===========    ===========   ===========

          See accompanying notes to consolidated financial statements.

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)
                 For the six months ended June 30, 1997 and 1996
                                   (unaudited)

                                                                                                                   Total
                               Common Stock           Additional       Retained         Treasury Stock          shareholders'
                           ----------------------      paid-in         earnings        -----------------           equity
                             Shares      Amount        capital        (deficit)        Shares     Amount        (deficiency)
                             ------      ------        -------        ---------        ------     ------        ------------

Balance,
  December 31, 1996        84,076,806    $841,000    $25,941,000     $(27,454,000)     29,500    $(11,000)     $    (683,000)
  Stock issued              3,000,000      30,000                                                                     30,000
Net income                                                                 20,000                                     20,000
                           -----------   ---------   ------------    ------------      ------    --------      -------------


Balance,
  June 30, 1997            87,076,806    $871,000    $25,941,000     $(27,434,000)     29,500    $(11,000)     $   (633,000)
                           ==========    ========    ===========     ============      ======    ========      ============


Balance,
  December 31, 1995        84,076,806    $841,000    $25,780,000     $(27,186,000)     29,500    $(11,000)     $   (576,000)
Net income                                                                149,000                                   149,000
                           -----------   ---------   ------------    ------------      ------    --------      ------------


Balance,
  June 30, 1996            84,076,806    $841,000    $25,780,000     $(27,037,000)     29,500    $(11,000)     $   (427,000)
                           ==========    ========    ===========     ============      ======    ========      ============

          See accompanying notes to consolidated financial statements.

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 For the six months ended June 30, 1997 and 1996
                                   (unaudited)

                                                                                 1997          1996
                                                                                 ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                              $    20,000    $   149,000
    Adjustments to reconcile net income to net cash provided by operating activities -
       Depreciation and amortization (continuing operations)                    853,000        602,000
       Depreciation and amortization (discontinued operations)                                   8,000
       Loss (Gain) on sale of revenue earning vehicles                          128,000        (35,000)

    Changes in assets and liabilities:
      Decrease (Increase) in accounts and mortgages receivable                  (85,000)         2,000
      Increase in other assets                                                  (24,000)        (6,000)
      Increase (Decrease) in accounts payable                                   (39,000)        96,000
      Increase in accrued liabilities                                           133,000         68,000
                                                                            -----------    -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                       986,000        884,000
                                                                            -----------    -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
    Reduction (Addition) to restricted cash                                     558,000        (12,000)
    Proceeds from sale of revenue earning vehicles                            3,422,000      3,642,000
    Purchases of property and equipment                                         (38,000)       (84,000)
    Purchases of revenue earning vehicles                                      (572,000)    (1,134,000)
                                                                            -----------    -----------

NET CASH PROVIDED BY INVESTING ACTIVITIES                                     3,370,000      2,412,000
                                                                            -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from revenue earning vehicle financing                             528,000      1,231,000
    Proceeds from property and equipment financing                                              30,000
    Payments on revenue earning vehicle financing                            (4,437,000)    (4,238,000)
    Proceeds from other debt                                                    395,000
    Payment on other debt                                                      (501,000)       (38,000)
    Proceeds from issuance of common stock                                       30,000
                                                                            -----------    -----------

NET CASH USED FOR FINANCING ACTIVITIES                                       (3,985,000)    (3,015,000)
                                                                            -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                       371,000        281,000

CASH AND CASH EQUIVALENTS, beginning of period                                  173,000        381,000
                                                                            -----------    -----------

CASH AND CASH EQUIVALENTS, end of period                                    $   544,000    $   662,000
                                                                            ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Interest paid during the year                                           $   401,000    $   236,000
                                                                            ===========    ===========

          See accompanying notes to consolidated financial statements.

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the six months ended June 30, 1997 and 1996
                                   (unaudited)

1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of June 30, 1997, and the results of operations and cash flows for the six month periods ended June 30, 1997 and 1996. The accompanying statements do not include all disclosures considered necessary for a fair presentation in conformity with generally accepted accounting principles. Therefore, it is recommended that these accompanying statements be read in conjunction with the notes to consolidated financial statements appearing in the Company's Form 10-KSB for the year ended December 31, 1996.

2. The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year. The vehicle rental business in Phoenix is seasonal. Historically, the months of February through May have had the highest revenues.

3. Income (loss) per common share is computed using the weighted average number of common shares of stock outstanding during the periods presented excluding common shares of stock acquired by the Company. Net income per common share is based on 86,003,107 shares for the six month period ended June 30, 1997 and 84,047,306 shares for the six month period ended June 30, 1996.

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

5. In the fourth quarter of 1996, the Company sold its interest in Stratford American Sports Corp. ("SASC"). The liquidation was finalized on December 30, 1996. SASC had been accounted for as a discontinued operation and, accordingly, its results of operations are segregated for the six month period ended June 30, 1996 as presented in the consolidated financial statements. Revenue associated with the discontinued operations during the six month period ended June 30, 1996 was $537,000.

6. An option to purchase 3,000,000 shares of the Company's common stock was granted to an officer of the Company in 1994. In March 1997, before the date of expiration, the option to purchase all 3,000,000 shares was exercised for an aggregated exercise price of $30,000. As of June 30, 1997, options to purchase 3,500,000 shares of the Company's common stock remain outstanding.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-----------------------------------------------------------------------

General
-------

              The Company experienced a consolidated loss for the second quarter, primarily due to the expected seasonal decline in the vehicle rental business during the end of May and June, along with the negative impact experienced on the disposition of risk units due to a weak vehicle wholesale market. The vehicle rental business in Arizona is seasonal with the months of February through May typically representing the highest revenue months. The profit from vehicle rental operations generated for the first half of the year reflects this seasonality. The vehicle rental business is also highly competitive and subject to pressures of both the rental rates and fleet sizes of competitors as well as the availability of a reasonably priced fleet. Efforts are in place to reduce fleet and other operational costs in order to attain continued profitability.

Liquidity and Capital Resources
-------------------------------

              In December 1996, the Company, through SCRS, was able to secure a $3,000,000 credit line from a major bank, including a $2,000,000 line available for general operational use, and a $1,000,000 line to purchase revenue earning vehicles. In addition, the Company continues to maintain already existing vehicle lines of credit from three other major sources.

              The Company anticipates that with its recently completed financing and with the continuation of efforts to improve Dollar Rent A Car operating results as discussed above, it should meet its operational cash flow needs for the remainder of 1997. However, due to, among other things, the factors described above, which are outside the Company's control, there are no assurances that either profitability or adequate cash flows from operations will be achieved.

Results of Operations - Six Months Ended June 30, 1997, Compared with Six Months
--------------------------------------------------------------------------------
Ended June 30, 1996
-------------------

              The Company reported a net loss of $198,000 and net income of $20,000 during the three and six month periods ended June 30, 1997, compared to a net loss of $147,000 and net income of $149,000 for the three and six month periods ended June 30, 1996. Revenues increased by $515,000 and $728,000 for the three and six month periods respectively, primarily as a result of stronger rental demand and increased rental rates, especially during the peak months of February and March. The increase in vehicle rental operations expense from $2,899,000 and $5,992,000 for the three and six month periods ended June 30, 1996 to $3,327,000 and $6,606,000 for the three and six month periods ended June 30, 1997 is primarily due to an increase in system fees paid to Dollar Systems, Inc. compared to reduced system fees negotiated with Dollar Systems, Inc. during 1996, as well as losses recognized on the sale of risk units in a weak vehicle wholesale market during 1997, and also increased reservation and travel agent activity resulting in greater reservation and travel agent fees during 1997. General and administrative expense decreased from $164,000 and $431,000 for the three and six month periods ended June 30, 1996 to $90,000 and $292,000 for the three and six month periods ended June 30, 1997 primarily due to a reduced minority interest allocation expense included in this expense category as compared to the minority interest allocation expense reclassified into this expense category last year. Depreciation and amortization increased from $235,000 and $602,000 for the three and six month periods ended June 30,1996 to $367,000 and $853,000 for the three and six month periods ended June 30, 1997 due to additional revenue earning vehicles included in the rental fleet and depreciated in 1997. The increase in interest expense from $119,000 and $290,000 for the three and six month periods ended June 30, 1996 to $183,000 and $414,000 for the three and six month periods ended June 30, 1997 is due to financing the additional revenue earning vehicles included in the fleet.

              Vehicle Rental Activities. Revenues from rental car activities accounted for over 99% of total revenues in 1997 and are presently the most significant revenue source for the Company. A net operating profit relating to these operations was recognized during the first six months of 1997, partially attributable to the seasonality of the business as previously discussed.

              Sports Activities. Sports Careers was sold during 1996. The results from discontinued operations includes a $7,000 gain for the first six months of 1996.

              Other   Activities.   Real  estate  management  and  oil  and  gas
activities continue to be an insignificant part of the Company's ongoing operations, representing less than 1% of total revenue in the first six months of 1997 and 1996.

              Recent Accounting Pronouncement
              -------------------------------

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (Statement 128). This Statement establishes standards for computing and presenting earnings per share ("EPS") and supersedes APB Opinion No. 15. The Statement replaces primary EPS with basic EPS and requires dual presentation of basic and diluted EPS. The Statement is effective for both interim and annual periods ending after December 15, 1997. Earlier adoption is not permitted. After adoption, all prior-period EPS data shall be restated to conform to Statement 128. Basic and diluted EPS, as calculated under Statement 128 would have been the same as primary and fully diluted for the six months ended June 30, 1997.

              Safe  Harbor  Statement  Under the Private  Securities  Litigation
              ------------------------------------------------------------------
              Reform Act of 1995.
              -------------------

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

              (a)   The 1997 Annual Meeting was held on July 9, 1997.

              (b)   The following directors were elected:

                    1)   Gerald J. Colangelo
                    2)   David H. Eaton
                    3)   Mel L. Shultz
                    4)   William G. Was, Jr.

              (c)i. The  votes  for  the  election  of  directors  were cast, as follows:

                        Director                  For         Withhold Authority
                        --------                  ---         ------------------

                    Gerald J. Colangelo        48,132,163           12,850
                    David H. Eaton             48,132,163           12,850
                    Mel L. Shultz              48,132,163           12,850
                    William G. Was, Jr.        48,132,163           12,850

              (c)ii.KPMG Peat Marwick LLP was  appointed as the  Company's  1997 auditors with 48,035,913 shares cast for, 102,700 shares cast against and 6,400 shares abstaining.


Item 6.       Exhibits and Reports on Form 8-K
              --------------------------------

              (a)   Exhibits
                    --------

                    See index beginning on page 12

              (b)   Reports on Form 8-K
                    -------------------

                    There were no reports on Form 8-K filed for the three months ended June 30, 1997.

              Signatures
              ----------

              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   STRATFORD AMERICAN CORPORATION
                                   Registrant



Date:    August 14, 1997           By /s/ Mel L. Shultz
                                     -------------------------------------------
                                     Mel L. Shultz, President and Director



Date:    August 14, 1997           By /s/ Timothy A. Laos
                                     -------------------------------------------
                                     Timothy A. Laos, Chief Financial Officer
                                     (Principal Financial Officer and Principal
                                     Accounting Officer) for the quarter subject
                                     to this report

                                 EXHIBITS INDEX


The only exhibit originally filed with this report is Exhibit 27.1. The Company hereby incorporates all other exhibits by reference pursuant to Rule 12b-32, each of which (except Exhibits 3.3, 22.1, 23.1, and 28.1) was filed as an exhibit to the Company's Registration on Form 10 which was filed July 22, 1988, and amended on October 7, 1988, and December 8, 1988. Exhibit 3.3 was filed with the Company's Registration Statement on Form S-1 on June 12, 1989, with the Securities and Exchange Commission. Exhibit 22.1 was filed as Exhibit 22.1 to the Company's Form 10-KSB for the year ended December 31, 1996, which was filed with the Securities and Exchange Commission on March 31, 1997. Exhibit 23.1 references the 1997 Proxy which was filed with the Securities and Exchange Commission on April 30, 1997. Exhibit 28.1 references the December 31, 1996 Form 10-KSB, which was filed with the Securities and Exchange Commission on March 31, 1997.


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

 28.1        Form 10-KSB for the year ended December 31, 1996                N/A
                                       12