Form 10QSB
period 1997-09-30
STRATFORD AMERICAN CORP
filed 1997-11-14
CIK 836435

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ------------

                                   FORM 10-QSB
   (Mark One)
      (X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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

At September 30, 1997, 88,076,806 shares of the issuer's common stock were issued and outstanding.

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

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               September 30, 1997
                                   (unaudited)

                                     ASSETS

Cash and cash equivalents                                                   $    216,000
Receivables:
    Trade, less allowance for doubtful accounts of $38,000                       928,000
    Mortgages                                                                    125,000
                                                                            ------------
                                                                               1,053,000
                                                                            ------------


Revenue earning vehicles, net                                                    512,000
Property and equipment, net                                                      412,000
Mining interests                                                                 375,000
Other assets                                                                     696,000
Franchise rights, less accumulated amortization of $117,000                      265,000
                                                                            ------------

                                                                            $  3,529,000
                                                                            ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable, secured by revenue earning vehicles                          $    420,000
Accounts payable                                                                 900,000
Notes payable and other debt                                                   2,297,000
Accrued interest                                                                 537,000
Other accrued liabilities                                                        380,000
                                                                            ------------

        Total liabilities                                                      4,534,000
                                                                            ------------



Shareholders' equity:
   Nonredeemable preferred stock, par value $.01 per share;
     authorized 50,000,000 shares
   Common stock, par value $.01 per share; authorized 100,000,000 shares;
     issued and outstanding 88,076,806 shares                                    881,000
   Additional paid-in capital                                                 25,981,000
   Retained earnings (deficit)                                               (27,856,000)
   Treasury stock, 29,500 shares at cost                                         (11,000)
                                                                            ------------

                                                                              (1,005,000)
                                                                            ------------

Commitments and contingencies
                                                                            $  3,529,000
                                                                            ============

          See accompanying notes to consolidated financial statements.

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                For the three months             For the nine months
                                                 ended September 30,             ended September 30,
                                                 1997            1996            1997            1996
                                                 ----            ----            ----            ----
REVENUES:
  Vehicle rental activities                  $  2,330,000    $  2,328,000    $ 10,455,000    $  9,726,000
  Rental property activities                        9,000           9,000          29,000          24,000
  Interest and other income                        16,000          71,000          56,000         115,000
                                             ------------    ------------    ------------    ------------

                                                2,355,000       2,408,000      10,540,000       9,865,000
                                             ------------    ------------    ------------    ------------

EXPENSES:
  Vehicle rental operations                     2,522,000       2,539,000       9,128,000       8,531,000
  General and administrative                       43,000          80,000         336,000         511,000
  Depreciation and amortization                   118,000          88,000         971,000         690,000
  Interest                                         93,000          72,000         507,000         362,000
                                             ------------    ------------    ------------    ------------

                                                2,776,000       2,779,000      10,942,000      10,094,000
                                             ------------    ------------    ------------    ------------


LOSS FROM CONTINUING OPERATIONS                  (421,000)       (371,000)       (402,000)       (229,000)

DISCONTINUED OPERATIONS:
  Loss from operations of Sports Careers                          (16,000)                         (9,000)
                                             ------------    ------------    ------------    ------------

  Net loss from discontinued operations                           (16,000)                         (9,000)
                                             ------------    ------------    ------------    ------------

NET INCOME (LOSS)                            $   (421,000)   $   (387,000)   $   (402,000)   $   (238,000)
                                             ============    ============    ============    ============

Income (loss) per common share
  Income (loss) from continuing operations   $      (0.00)   $      (0.00)   $      (0.00)   $      (0.00)
  Income (loss) from discontinued operations        (0.00)                          (0.00)
                                             ------------    ------------    ------------    ------------

  Net income (loss) per common share         $      (0.00)   $      (0.00)   $      (0.00)   $      (0.00)
                                             ============    ============    ============    ============

          See accompanying notes to consolidated financial statements.

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)
              For the nine months ended September 30, 1997 and 1996
                                   (unaudited)

                                                                                                                           Total
                                Common Stock             Additional     Retained               Treasury Stock          shareholders'
                         ---------------------------      paid-in       earnings           -----------------------        equity
                           Shares          Amount         capital       (deficit)           Shares       Amount        (deficiency)
                           ------          ------         -------       ---------           ------       ------        ------------
Balance,
  December 31, 1996      84,076,806    $    841,000    $ 25,941,000   $(27,454,000)         29,500   $    (11,000)   $   (683,000)
  Stock issued            4,000,000          40,000          40,000                                                        80,000
Net loss                                                                  (402,000)                                      (402,000)
                         ----------    ------------    ------------   ------------          ------   ------------    ------------




Balance,
  September 30, 1997     88,076,806    $    881,000    $ 25,981,000   $(27,856,000)         29,500   $    (11,000)   $ (1,005,000)
                         ==========    ============    ============   ============          ======   ============    ============



Balance,
  December 31, 1995      84,076,806    $    841,000    $ 25,780,000   $(27,186,000)         29,500   $    (11,000)   $   (576,000)
Net loss                                                                  (238,000)                                      (238,000)
                         ----------    ------------    ------------   ------------          ------   ------------    ------------



Balance,
  September 30, 1996     84,076,806    $    841,000    $ 25,780,000   $(27,424,000)         29,500   $    (11,000)   $   (814,000)
                         ==========    ============    ============   ============          ======   ============    ============

          See accompanying notes to consolidated financial statements.

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
              For the nine months ended September 30, 1997 and 1996
                                   (unaudited)

                                                                      1997           1996
                                                                      ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                      $  (402,000)   $  (238,000)
    Adjustments to reconcile net loss to net cash provided by
       operating activities -
       Depreciation and amortization (continuing operations)          971,000        690,000
       Depreciation and amortization (discontinued operations)                        12,000
       Loss (Gain) on sale of revenue earning vehicles                280,000        (23,000)

    Changes in assets and liabilities:
      Increase in accounts and mortgages receivable                  (237,000)       (19,000)
      Decrease (Increase) in other assets                            (101,000)        30,000
      Decrease in accounts payable                                    (75,000)       (13,000)
      Increase in accrued liabilities                                  28,000        167,000
                                                                  -----------    -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                             464,000        606,000
                                                                  -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Reduction (Addition) to restricted cash                           760,000        (16,000)
    Proceeds from sale of revenue earning vehicles                  6,252,000      4,498,000
    Purchases of property and equipment                               (54,000)      (103,000)
    Purchases of revenue earning vehicles                            (888,000)    (1,955,000)
                                                                  -----------    -----------

NET CASH PROVIDED BY INVESTING ACTIVITIES                           6,070,000      2,424,000
                                                                  -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from revenue earning vehicle financing                   843,000      2,041,000
    Proceeds from property and equipment financing                                    30,000
    Payments on revenue earning vehicle financing                  (7,493,000)    (5,156,000)
    Proceeds from other debt                                          625,000
    Payment on other debt                                            (546,000)       (58,000)
    Proceeds from issuance of common stock                             80,000
                                                                  -----------    -----------

NET CASH USED FOR FINANCING ACTIVITIES                             (6,491,000)    (3,143,000)
                                                                  -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   43,000       (113,000)

CASH AND CASH EQUIVALENTS, beginning of period                        173,000        381,000
                                                                  -----------    -----------

CASH AND CASH EQUIVALENTS, end of period                          $   216,000    $   268,000
                                                                  ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Interest paid during the year                                 $   492,000    $   272,000
                                                                  ===========    ===========

          See accompanying notes to consolidated financial statements.

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the nine months ended September 30, 1997 and 1996
                                   (unaudited)

1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of September 30, 1997, and the results of operations and cash flows for the nine month periods ended September 30, 1997 and 1996. The accompanying statements do not include all disclosures considered necessary for a fair presentation in conformity with generally accepted accounting principles. Therefore, it is recommended that these accompanying statements be read in conjunction with the notes to consolidated financial statements appearing in the Company's Form 10-KSB for the year ended December 31, 1996.

2. The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year. The vehicle rental business in Phoenix is seasonal. Historically, the months of February through May have had the higher revenues.

3. Income (loss) per common share is computed using the weighted average number of common shares of stock outstanding during the periods presented excluding common shares of stock acquired by the Company. Net income per common share is based on 86,472,214 shares for the nine month period ended September 30, 1997 and 84,047,306 shares for the nine month period ended September 30, 1996.

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

5. In the fourth quarter of 1996, the Company sold its interest in Stratford American Sports Corp. ("SASC"). The liquidation was finalized on December 30, 1996. SASC had been accounted for as a discontinued operation and, accordingly, its results of operations are segregated for the nine month period ended September 30, 1996 as presented in the consolidated financial statements. Revenue associated with the discontinued operations during the nine month period ended September 30, 1996 was $835,000.

6. An option to purchase 3,000,000 shares of the Company's common stock was granted to an officer of the Company in 1994. In March 1997, before the date of expiration, the option to purchase all 3,000,000 shares was exercised for an aggregated exercise price of $30,000.

     Options to  purchase  3,500,000  shares  were  granted to certain  Advisory
     Committee members in 1992. In September 1997, before the date of expiration, options to purchase 1,000,000 of the 3,500,000 shares were exercised for an aggregated exercise price of $50,000. As of September 30, 1997, options to purchase 500,000 shares of the Company's common stock remain outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------------------------------------------------------------------
        AND RESULTS OF OPERATIONS
        -------------------------

General
-------

              The Company recognized a consolidated loss for the third quarter of 1997, due in part to an expected seasonal decline in the vehicle rental business along with the continued negative effect experienced on the final disposition of risk units in a weak vehicle wholesale market. The vehicle rental business in Arizona is seasonal with the months of February through May typically representing the higher revenue months. The vehicle rental business is also highly competitive and subject to pressures of both the rental rates and fleet sizes of competitors as well as the availability of a reasonably priced fleet. Efforts are in place to reduce fleet and other operational costs in order to achieve profitability.

Liquidity and Capital Resources
-------------------------------

              In December 1996, the Company, through SCRS, was able to secure a $3,000,000 credit line from a major bank, including a $2,000,000 line available for general operational use, and a $1,000,000 line to purchase revenue earning vehicles. In addition, the Company continues to maintain already existing vehicle lines of credit from other major sources.

              SCRS incurs a minimum of $1,150,000 in airport access charges yearly based on the level of car rental business recognized at all three airport terminal locations. Effective June 1997, SCRS began passing through a major portion of airport access charges to its car rental customers with no significant impact on its level of business activity. With continued success in implementing this policy, the Company should achieve significant future cost savings.

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

Results of Operations - Nine Months Ended September 30, 1997, Compared with Nine
--------------------------------------------------------------------------------
Months Ended September 30, 1996
-------------------------------

              The Company reported a net loss of $421,000 and $402,000 during the three and nine month periods ended September 30, 1997, compared to a net loss of $387,000 and $238,000 for the three and nine month periods ended September 30, 1996. Vehicle rental revenues increased only $2,000 from the three month period ended September 30, 1996 to the three month period ended September 30, 1997, due to the August closure of four off airport locations determined to be non profitable. Other income decreased $55,000 from the three month period ended September 30, 1996 to the three month period ended September 30, 1997 primarily due to an additional $50,000 of revenue recognized in 1996 related to the earlier disposition of the University Center. Vehicle rental revenues increased $729,000 from the nine month period ended September 30, 1996 to the nine month period ended September 30, 1997, primarily due to stronger rental demand and increased rental rates, especially during the peak months of February and March. Vehicle rental expenses decreased $17,000 from the three month period ended September 30, 1996 to the three month period ended September 30, 1997 due in part to the previously mentioned August closure of four off airport locations. The increase in vehicle rental operations expense from

$8,531,000 for the nine month period ended September 30, 1996 to $9,128,000 for the nine month period ended September 30, 1997 is primarily due to an increase in system fees paid to Dollar Systems, Inc. during 1997, as well as losses recognized on the sale of risk units in a weak vehicle wholesale market during 1997, and also increased reservation and travel agent activity resulting in greater reservation and travel agent fees during 1997. Depreciation and amortization increased from $88,000 and $690,000 for the three and nine month periods ended September 30,1996 to $118,000 and $971,000 for the three and nine month periods ended September 30, 1997 due to additional revenue earning vehicles included in the rental fleet and depreciated in 1997. The increase in interest expense from $72,000 and $362,000 for the three and nine month periods ended September 30, 1996 to $93,000 and $507,000 for the three and nine month periods ended September 30, 1997 is due to financing the additional revenue earning vehicles included in the fleet.

              Vehicle Rental Activities. Revenues from rental car activities accounted for over 99% of total revenues in 1997 and are presently the most significant revenue source for the Company.

              Sports Activities. Sports Careers was sold during 1996. The results from discontinued operations includes a $9,000 loss for the first nine months of 1996.

              Other   Activities.   Real  estate  management  and  oil  and  gas
activities continue to be an insignificant part of the Company's ongoing operations, representing less than 1% of total revenue in the first nine months of 1997 and 1996.

              Recent Accounting Pronouncement
              -------------------------------

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (Statement 128). This Statement establishes standards for computing and presenting earnings per share ("EPS") and supersedes APB Opinion No. 15. The Statement replaces primary EPS with basic EPS and requires dual presentation of basic and diluted EPS. The Statement is effective for both interim and annual periods ending after December 15, 1997. Earlier adoption is not permitted. After adoption, all prior-period EPS data shall be restated to conform to Statement 128. Basic and diluted EPS, as calculated under Statement 128 would have been the same as primary and fully diluted for the nine months ended September 30, 1997.

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

Item 6.       Exhibits and Reports on Form 8-K
              --------------------------------

              (a)   Exhibits
                    --------

                    See index beginning on page 12

              (b)   Reports on Form 8-K
                    -------------------

                    There were no reports on Form 8-K filed for the three months ended September 30, 1997.

              Signatures
              ----------

              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  STRATFORD AMERICAN CORPORATION
                                  Registrant



Date:  November 14, 1997          By /s/ Mel L. Shultz
                                    ------------------
                                     Mel L. Shultz, President and Director



Date:  November 14, 1997          By /s/ Timothy A. Laos
                                    --------------------
                                     Timothy A. Laos, Chief Financial Officer
                                     (Principal Financial Officer and Principal
                                     Accounting Officer) for the quarter subject
                                     to this report

                                 EXHIBITS INDEX


The only exhibit originally filed with this report is Exhibit 27.1. The Company hereby incorporates all other exhibits by reference pursuant to Rule 12b-32, each of which (except Exhibit 3.3) was filed as an exhibit to the Company's Registration on Form 10 which was filed July 22, 1988, and amended on October 7, 1988, and December 8, 1988. Exhibit 3.3 was filed with the Company's Registration Statement on Form S-1 on June 12, 1989, with the Securities and Exchange Commission.

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

  3.1      Articles of Incorporation                                      N/A

  3.2      By-laws                                                        N/A

  3.3      Articles of Amendment to Articles of Incorporation             N/A

  4.1      Form of Common Stock Certificate                               N/A

  4.2      Form of Series "A" Preferred Stock Certificate                 N/A

  4.3      Article IV of the Articles of Incorporation                    N/A

  4.4      Article III of the Bylaws                                      N/A

 27.1      Financial Data Schedule                                        13