Form 10KSB40
period 1997-12-31
STRATFORD AMERICAN CORP
filed 1998-03-31
CIK 836435

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
          (X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-17018

                         STRATFORD AMERICAN CORPORATION
                 (Name of small business issuer in its charter)

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

              Issuer's revenues for its most recent fiscal year:    $13,060,000.

              The   aggregate   market   value  of  the  voting  stock  held  by
non-affiliates of the registrant, based on the February 28, 1998 average bid and asked prices of $.04 per share, is $2,521,000.

              At February 28, 1998, 88,076,806 shares of the issuer's common stock and no shares of its preferred stock were issued and outstanding.

Transitional Small Business Disclosure Format (check one)  Yes     No  X
                                                               ---    ---

              Certain portions of the registrant's definitive Proxy Statement, which will be filed with the Commission on or about April 30, 1998, in connection with the Annual Meeting of Shareholders of the registrant to be held on July 8, 1998, are incorporated by reference into Part III of this report.

                                     PART I

ITEM 1. BUSINESS
----------------

General
-------

              General Development of Business. Stratford American Corporation, an Arizona corporation (the "Company"), has several wholly-owned subsidiaries and one subsidiary of which it owns 80%. Unless otherwise specified, the term "Company" as used herein includes the Company's subsidiaries.

              In June 1994, the Company established Stratford American Car Rental Systems, Inc. ("SCRS") to acquire the assets and franchise rights of substantially all of the Arizona operations doing business as Dollar Rent A Car.

Narrative Description of Business
---------------------------------

              The Company, through its subsidiaries, is engaged principally in the business of leisure and commercial car rental in the State of Arizona. It has nominal involvement in real estate management and natural resource exploration and development. The Company employs 98 full-time employees.

              Dollar Rent A Car. In June 1994, through the Company's 80% owned subsidiary SCRS, the Company acquired the assets and franchise rights to substantially all of the Arizona operations doing business as Dollar Rent A Car. As part of the acquisition, additional funds were raised by SCRS from subordinated notes. The noteholders also own 20% of the outstanding common stock of SCRS. See Notes 9 and 12 to the Consolidated Financial Statements. The status of SCRS as a franchise is governed by a franchise agreement (the "Franchise Agreement") granted by Dollar Systems, Inc. (the "Franchisor"). The Franchise Agreement grants to SCRS certain exclusive territories in which to operate the Dollar Rent A Car vehicle rental business. These territories include all Arizona counties except the Counties of Coconino, Navajo and Pima. The Franchise Agreement is in effect for a period of ten years with an option to renew such agreement for an additional ten years provided that SCRS has operated its business in compliance with the terms of the Franchise Agreement. The Franchise Agreement provides the Franchisor with significant rights regarding the business and operations of SCRS. Specifically, SCRS must operate its franchise in accordance with certain standards contained in the Franchise Agreement and the Dollar Rent A Car Operations Guide. This includes certain guidelines relating to the number of vehicles maintained for rental, and the amount of advertising and promotion expenditures required. The Franchisor has the right to monitor the operations of SCRS, and certain defaults by SCRS under the Franchise Agreement would give the Franchisor the right to terminate the franchise governed by such Franchise Agreement. Any loss of the franchise could have a material adverse effect on the Company's business, operating results and financial condition. Certain license fees are required to be paid monthly based on an agreed upon percentage structure of gross rental revenues. In May 1995, an Assistance Agreement between SCRS and Franchisor modified the Franchise Agreement (see Note 3 to the Consolidated Financial Statements).

              SCRS rents cars, trucks, and passenger vans to business and leisure travelers and others at 6 locations, including all three terminals at Phoenix Sky Harbor International Airport. SCRS also generates revenue from the sales of ancillary products such as loss damage waivers, supplemental liability insurance, personal accident insurance and personal effects insurance. Total revenues from the car rental operations accounted for approximately 99% of consolidated revenue during the year ended December 31, 1997.

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

              Approximately 84% of SCRS's revenue is generated at its airport facilities. Any event which disrupts air travel patterns at SCRS's airport facilities for a continued period of time could have a material adverse effect on SCRS's financial condition and results of operations. These events could include labor unrest, airline bankruptcies or consolidations, the outbreak of war or terrorist incidents, natural occurrences, such as earthquakes, and general economic conditions.

              SCRS's rental business is seasonal, and historically the stronger revenue months occur from February through May. As a result, any occurrence that disrupts travel patterns during this period could have a material adverse effect on SCRS's annual performance. SCRS's weakest revenue months are generally the months of August, September and December.

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

              Natural Resources. The Company owns, through its subsidiaries, an interest in an Alaskan gold mining prospect. As of December 1997, the remaining book value of this mining interest has been written off completely due to impairment caused by continued depressed gold prices. A nominal interest in four oil and gas wells located in Arkansas and Oklahoma have been effectively turned over and assigned to a third party during 1997, based on a completed payout agreement. The Company has no other interest in any oil and gas properties. Total revenues from natural resource operations were insignificant during the year ended December 31, 1997. (See Item 2 - Properties.)

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

Natural Resource Properties
---------------------------


              Alaska Gold Exploration. The Company, has determined that its 41.3% interest in the "Big Hurrah," a gold mine prospect located near Nome, Alaska, has no value and has been completely written off in 1997. See Note 6 to the Consolidated Financial Statements.

              Oil and Gas. The Company's remaining oil and gas properties were assigned to a third party during 1997 based on a completed payout agreement. The Company has no other interest in any oil and gas properties.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

              The Company is not currently a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

              No matter was submitted to a vote of the Company's shareholders during the fourth quarter ended December 31, 1997.


EXECUTIVE OFFICERS
------------------

      Name                    Age           Office                Officer Since
      ----                    ---           ------                -------------

David H. Eaton                62      Chief Executive Officer          6/88
Mel L. Shultz                 47      President                        5/87
Timothy A. Laos               44      Vice President, Chief            3/95
                                      Financial Officer,
                                      Treasurer and Secretary

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

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
----------------------------------------------------------------

Market Information
------------------

              As of December 31, 1997, the Company's common stock, $0.01 par value, was listed and traded on the OTC Bulletin Board (symbol: STFA).

              The high and low bid prices for each quarter since January 1, 1996, are as follows:

                           Time Period            High               Low
                           -----------            ----               ---

                 1997:     First quarter          .045               .02
                           Second quarter         .04                .025
                           Third quarter          .035               .026
                           Fourth quarter         .055               .03

                 1996:     First quarter          .03                .02
                           Second quarter         .08                .02
                           Third quarter          .04                .03
                           Fourth quarter         .04                .02

              The above information is based on the bid price as furnished by the National Quotation Bureau. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Holders
-------

              As of February 28, 1998, the common stock of the Company is estimated to be held beneficially by approximately 2,000 shareholders. No preferred stock is outstanding.

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

Recent Sales of Unregistered Securities
---------------------------------------

In March 1997, an option to purchase 3,000,000 shares, granted to an officer of the Company in 1994, were exercised for an aggregate exercise price of $30,000. In September 1997, options to purchase 1,000,000 shares, granted to certain Advisory Committee members in 1992, were exercised for an aggregate exercise price of $50,000.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-----------------------------------------------------------------

General
-------

              The Company recognized a consolidated loss for the fourth quarter of 1997 as a result of an expected seasonal decline in the vehicle rental business coupled with a provision for certain receivable accounts which were determined to be uncollectable. Additionally, the Company wrote off its mining interest during the fourth quarter due to impairment. This determination effected a $375,000 non cash loss which is included in the Company's consolidated loss for the year. In September 1997, the Company closed four of its off airport rental locations determined to be unprofitable, keeping three remaining locations in proximity to the Sky Harbor Airport with the strategy to focus its resources more specifically toward the stronger airport market.

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

Liquidity and Capital Resources
-------------------------------

              In December 1996, the Company, through SCRS, secured a $3,000,000 credit line from a major bank, including a $2,000,000 line available for general operational use, and a $1,000,000 line to purchase revenue earning vehicles. In addition, the Company continues to maintain already existing vehicle lines of credit from other sources.

              SCRS incurs a minimum of $1,150,000 in airport access charges yearly based on the level of car rental business recognized at all three airport terminal locations. Effective June 1997, SCRS began passing through most of its airport access charges to car rental customers with no significant impact on its level of business activity. With continued success in implementing this policy, the Company should achieve significant future cost savings.

              The Company anticipates that with its recently completed financing and with the continuation of efforts to improve Dollar Rent A Car operating results as discussed above, it should meet its operational cash flow needs for the remainder of 1998. However, due to, among other things, the factors described above, some of which are outside the Company's control, there are no assurances that either profitability or adequate cash flows from operations will be achieved.

Results of Operations - Year Ended  December 31, 1997,  Compared with Year Ended
--------------------------------------------------------------------------------
December 31, 1996
-----------------

              The Company reported a net loss of $1,199,000 during 1997 in comparison to a net loss of $268,000 in 1996. The 1997 results include a loss of $375,000 from impairment of a mining interest as discussed in Note 6 to the Consolidated Financial Statements. The 1996 results include a net gain of $221,000 from discontinued operations as discussed in Note 14 to the Consolidated Financial Statements. The increase in vehicle rental operations expenses from $11,071,000 in 1996 to $ 11,646,000 in 1997 is primarily due to losses incurred on the sale of risk vehicles due to a weak wholesale market in 1997 compared to risk vehicle gains recognized in 1996, and also due to a provision for certain receivable accounts which were determined to be uncollectable in 1997.

              Vehicle Rental Activities. Revenues from rental car activities accounted for 99% of total revenues from operations in 1997. The slight increase in total vehicle rental revenues includes a 7% increase in airport revenue due to increased airport activity, and a 19% decrease in off airport revenue due to the closing of four off airport locations deemed to be unprofitable.

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

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
--------------------------------------------------------------------------------

              Certain statements contained in this report, including statements containing the words "believes," "anticipates," "intends," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to the safe harbors created thereby. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to be materially different from the forward-looking statements. Such factors include, among others, the following: SCRS's ability to maintain the Dollar Rent A Car franchise, the Company's ability to compete successfully, the risk of disruption of air travel patterns, the fact that the Company's operating results are seasonal, the risk that all of the foregoing factors or other factors could cause fluctuations in the price of the Company's common stock, and other risks detailed in this report and from time to time in the Company's other filings with the Securities and Exchange Commission. Given these uncertainties, readers should not place undue reliance on such forward-looking statements.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

                               Index                                                                        Page
                               -----                                                                        ----

Stratford American Corporation and Subsidiaries Consolidated Financial Statements
December 31, 1997

              Independent Auditors' Report                                                                    8

              Consolidated Balance Sheet as of December 31, 1997                                              9

              Consolidated Statements of Operations for the years ended
              December 31, 1997 and 1996                                                                      10

              Consolidated Statements of Shareholders'
              Equity (Deficiency) for the years ended
              December 31, 1997 and 1996                                                                      11

              Consolidated Statements of Cash Flows for the years ended
              December 31, 1997 and 1996                                                                      12

              Notes to Consolidated Financial Statements                                                      13

All schedules are omitted as the required information is inapplicable or not present in amounts sufficient to require submission of the schedule, or because the required information is presented in the consolidated financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
Stratford American Corporation:


We have audited the accompanying consolidated balance sheet of Stratford American Corporation and subsidiaries as of December 31, 1997, and the related consolidated statements of operations, shareholders' equity (deficiency), and cash flows for each of the years in the two-year period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stratford American Corporation and subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for each of the years in the two-year period then ended in conformity with generally accepted accounting principles.



                                        KPMG Peat Marwick LLP






Phoenix, Arizona
March 20, 1998

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                December 31, 1997

                                              ASSETS

Cash and cash equivalents                                                   $    168,000
Receivables:
    Trade, less allowance for doubtful accounts of $180,000                      648,000
    Mortgages                                                                     63,000
                                                                            ------------
                                                                                 711,000

Prepaid expenses                                                                 232,000
Revenue earning vehicles, net                                                    390,000
Property and equipment, net                                                      376,000
Deposits                                                                         217,000
Other assets                                                                     199,000
Franchise rights, less accumulated amortization of $121,000                      261,000
                                                                            ------------

                                                                            $  2,554,000
                                                                            ============


                               LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable, secured by revenue earning vehicles                          $    370,000
Accounts payable                                                               1,059,000
Notes payable and other debt                                                   1,973,000
Accrued interest                                                                 570,000
Accrued liabilities                                                              384,000
                                                                            ------------

        Total liabilities                                                      4,356,000


Shareholders' equity (deficiency):
   Nonredeemable preferred stock, par value $.01 per share;
     authorized 50,000,000 shares, none issued
   Common stock, par value $.01 per share; authorized 100,000,000 shares;
     issued and outstanding 88,076,806 shares                                    881,000
   Additional paid-in capital                                                 25,981,000
   Retained earnings (deficit)                                               (28,653,000)
   Treasury stock, 29,500 shares at cost                                         (11,000)
                                                                            ------------

                                                                              (1,802,000)

Commitments and subsequent events                                           ------------

                                                                            $  2,554,000
                                                                            ============

          See accompanying notes to consolidated financial statements.

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     Years ended December 31, 1997 and 1996


                                                       1997            1996
                                                   ------------    ------------
REVENUES:

  Vehicle rental activities                        $ 12,957,000    $ 12,691,000
  Interest and other income                             103,000         171,000
                                                   ------------    ------------

                                                     13,060,000      12,862,000
                                                   ------------    ------------

EXPENSES:

  Vehicle rental operations                          11,646,000      11,071,000
  General and administrative                            602,000         649,000
  Depreciation and amortization                       1,055,000       1,013,000
  Interest                                              581,000         565,000
  Loss on impairment - mining interest                  375,000
                                                   ------------    ------------

                                                     14,259,000      13,298,000
                                                   ------------    ------------

LOSS FROM CONTINUING OPERATIONS                      (1,199,000)       (436,000)


DISCONTINUED OPERATIONS:
  Loss from operations of Sports Careers                                (53,000)
  Gain on disposal of Sports Careers                                    221,000
                                                   ------------    ------------
    Net income from discontinued operations                             168,000
                                                   ------------    ------------


NET LOSS                                           $ (1,199,000)   $   (268,000)
                                                   ============    ============

Basic and diluted net loss per share:
  Loss from continuing operations                  $      (0.01)   $      (0.01)
  Income from discontinued operations                                      0.01
                                                   ------------    ------------

Basic and diluted net loss per share               $      (0.01)   $      (0.00)
                                                   ============    ============

          See accompanying notes to consolidated financial statements.

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)
                     Years ended December 31, 1997 and 1996

                                                                                                                         Total
                                Common Stock             Additional     Retained             Treasury Stock          shareholders'
                        ----------------------------      paid-in       earnings       ---------------------------       equity
                           Shares          Amount         capital       (deficit)         Shares         Amount       (deficiency)
                        ------------    ------------    ------------   ------------    ------------   ------------    ------------
Balance,
  December 31, 1995       84,076,806    $    841,000    $ 25,780,000   $(27,186,000)         29,500   $    (11,000)   $   (576,000)
  Repurchase of
    minority interest                                        161,000                                                       161,000
Net loss                                                                   (268,000)                                      (268,000)
                        ------------    ------------    ------------   ------------    ------------   ------------    ------------

Balance,
  December 31, 1996       84,076,806    $    841,000    $ 25,941,000   $(27,454,000)         29,500   $    (11,000)   $   (683,000)
  Common stock issued      4,000,000          40,000          40,000                                                        80,000
Net loss                                                                 (1,199,000)                                    (1,199,000)
                        ------------    ------------    ------------   ------------    ------------   ------------    ------------

Balance,
  December 31, 1997       88,076,806    $    881,000    $ 25,981,000   $(28,653,000)         29,500   $    (11,000)   $ (1,802,000)
                        ============    ============    ============   ============    ============   ============    ============

          See accompanying notes to consolidated financial statements.

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years ended December 31, 1997 and 1996

                                                                       1997           1996
                                                                    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                        $(1,199,000)   $  (268,000)
    Adjustments to reconcile net loss to net cash
       provided by operating activities:
       Depreciation and amortization from continuing operations       1,055,000      1,013,000
       Depreciation and amortization from discontinued operations                       11,000
       Loss on sale of revenue earning vehicles                         290,000          8,000
       Gain on sale of discontinued operations                                        (221,000)
       Loss on impairment of mining interest                            375,000

    Changes in assets and liabilities:
       Decrease (increase) in accounts and mortgages receivable          48,000       (333,000)
       Decrease (increase) in other assets                              (54,000)        93,000
       Increase in accounts payable                                      84,000         66,000
       Increase in accrued liabilities                                   65,000        253,000
                                                                    -----------    -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                               664,000        622,000
                                                                    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    (Addition) reduction to restricted cash                             760,000        (21,000)
    Proceeds from sales of revenue earning vehicles                   6,322,000      4,671,000
    Proceeds, net, from sale of subsidiary                                             247,000
    Purchases of property and equipment                                 (54,000)      (170,000)
    Purchases of revenue earning vehicles                              (888,000)    (8,478,000)
                                                                    -----------    -----------

NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES                  6,140,000     (3,751,000)
                                                                    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from revenue earning vehicle financing                     843,000      8,460,000
    Payments on revenue earning vehicle financing                    (7,543,000)    (5,617,000)
    Proceeds from other debt                                            375,000        225,000
    Payments on other debt                                             (564,000)      (147,000)
    Proceeds from issuance of common stock                               80,000
                                                                    -----------    -----------

NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                 (6,809,000)     2,921,000
                                                                    -----------    -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                (5,000)      (208,000)

CASH AND CASH EQUIVALENTS, beginning of year                            173,000        381,000
                                                                    -----------    -----------

CASH AND CASH EQUIVALENTS, end of year                              $   168,000    $   173,000
                                                                    ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Interest paid during the year                                   $   526,000    $   376,000
                                                                    -----------    -----------
    Equipment acquired in exchange for long-term debt                              $    65,000
                                                                    ===========    ===========

          See accompanying notes to consolidated financial statements.

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996


NOTE 1 - NATURE OF BUSINESS
---------------------------

Stratford American Corporation (the "Company"), with its principal car rental locations at or near Phoenix Sky Harbor International Airport, is engaged principally in the business of leisure and commercial car rental in the State of Arizona. It has nominal involvement in real estate management.



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

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996


Income Taxes
------------

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Net Loss Per Common Share
-------------------------

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128) which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for companies with publicly held common stock. The Company has adopted the provisions of SFAS No. 128 in 1997 and has retroactively applied the provisions in 1996. Basic net loss per share is computed using the weighted average number of common shares outstanding during each period (86,869,224 shares for 1997 and 84,076,806 for 1996). Diluted net loss per share is the same as basic net loss per share in both 1997 and 1996 due to the antidilutive nature of common stock equivalents.

Accounting Standards Not Yet Adopted by the Company
---------------------------------------------------

The Financial Accounting Standards Board has issued several Statements of Financial Accounting Standards for which the required implementation date has not yet become effective. None of these accounting standards will have a material impact on the Company's consolidated financial statements.

Use of Estimates
----------------

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

Reclassifications
-----------------

Certain amounts in the accompanying 1996 financial statements have been reclassified to conform with the 1997 presentation.


NOTE 3 - DOLLAR RENT A CAR FRANCHISE LICENSE AGREEMENT
------------------------------------------------------

A License Agreement dated May 31, 1994 was entered into between Stratford American Car Rental Systems, Inc. ("SCRS") and Dollar Systems, Inc., the Dollar Rent A Car franchisor. A $1,900,000 note payable to Dollar Systems, Inc. was executed by SCRS which required monthly payments of $18,000, including principal and interest at 8%, and matured in June 2000. On May 16, 1995, an agreement between SCRS and Dollar Systems, Inc. was executed which served to adjust the previously set cost of the license agreement. Along with other license concessions, the remaining note payable balance to Dollar Systems, Inc., totaling $1,858,000, was eliminated, provided that the Company did not default on any obligations due to Dollar Systems, Inc. through the end of 1996, in which case half of the balance would become due in June 2000. Effective January 1, 1997, the Company successfully met its requirement for completing the terms and conditions of debt elimination.

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996


NOTE 4 - REVENUE EARNING VEHICLES
---------------------------------

Revenue earning vehicles consist of the following as of December 31, 1997:

                   Revenue earning vehicles        $ 452,000
                   Less accumulated depreciation     (62,000)
                                                   ---------

                                                   $ 390,000
                                                   =========

The Company also leases vehicles under operating lease agreements which require the Company to provide normal maintenance and liability coverage. The agreements have initial terms of 6 to 9 months. The vehicles are returned to the lessor at the end of the lease term. Total vehicle lease expense was $4,313,000 and $4,009,000 for 1997 and 1996, respectively.


NOTE 5 - PROPERTY AND EQUIPMENT
-------------------------------

Property and equipment consist of the following as of December 31, 1997:

             Service equipment                           $ 191,000
             Computer software and equipment               305,000
             Furniture and fixtures                        162,000
             Leasehold improvements                        105,000
                                                         ---------

                                                           763,000
             Accumulated depreciation and amortization    (387,000)
                                                         ---------

                                                         $ 376,000


NOTE 6 - MINING INTEREST
------------------------

In 1985, the Company acquired the right to conduct mineral exploration and development pursuant to a mining lease in Alaska through the issuance of 105,000 common shares. In February 1990, an additional 200,000 shares of the Company's common stock were issued in connection with this acquisition. Pursuant to an agreement dated September 16, 1988, the Company assigned its 41.3% interest in the joint venture to a wholly-owned subsidiary, Stratford American Gold Venture Corporation ("SAGVC"). Under the terms of an agreement of September 16, 1988, the Company and its joint venture partner granted to a third party an option to acquire a 70% interest in the property. Upon the third party exercising such option, SAGVC would hold a 12.39% interest in the property.

This third party has not conducted exploration activities since July 1989, as permitted by the agreement. Activity is not required until the price of gold exceeds $400 for a period of ninety consecutive days. The Company recorded a write-down of $551,000 in 1993 as a result of the length of time without exploration activities and the inability of the price of gold to exceed $400 per ounce since those activities ceased. In December 1997, the remaining book value of $375,000 was written off due to impairment caused by continued depressed gold prices.

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996


NOTE 7 - MORTGAGES RECEIVABLE
-----------------------------

Mortgages receivable, secured by second deeds of trust on residential property, bear interest at 10.5% per annum. Total principal and interest payments are amortized over the 30-year life of the mortgages and are payable in equal monthly installments. The principal payments to be received on the mortgages receivable are as follows:

               Year ending December 31:
                         1998                        $ 3,000
                         1999                          4,000
                         2000                          4,000
                         2001                          4,000
                         2002                          5,000
                         Thereafter                   43,000
                                                     -------

                                                     $63,000
                                                     =======


NOTE 8 - NOTES PAYABLE AND LINES OF CREDIT SECURED BY REVENUE EARNING VEHICLES
------------------------------------------------------------------------------

Notes payables and lines of credit secured by revenue earning vehicles consist of the following as of December 31, 1997:


Notes payable  under a $ 3.0 million  line of credit to Ford Motor
   Credit with various  termination dates during 1999;  secured by certain  revenue  earning  vehicles;  2.25%  of  principal  due monthly; interest at 30-day Federal Reserve rate plus 3.25% and
   3.75% (8.80% & 9.30% at December 31, 1997)
   due monthly.                                                      $   295,000


$1.0 million  asset  based line of credit  with  Imperial  Bank of
   California,  effective  through  December 11, 1998;  secured by certain revenue earning vehicles;  2% of principal due monthly;
   interest at prime plus
   1.5% (10.00% at December 31, 1997) due monthly.                        75,000

$3.65 million  revolving line of credit,  Nissan Motors Acceptance
   Corporation,   secured  by  revenue  earning  vehicles;  2%  of
   principal  due  monthly;  interest  at prime plus 2% (10.50% at
   December 31, 1997) due monthly, no stated termination date.                 0
                                                                     -----------

                                                                     $   370,000
                                                                     ===========

Unused revenue earning vehicle lines of credit at December 31, 1997 were approximately $7,280,000.

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996


NOTE 9 - NOTES PAYABLE AND OTHER DEBT
-------------------------------------

Notes payable and other debt consist of the following as of December 31, 1997:

 Subordinated notes payable; due May 31,
    1999, interest due quarterly at 12% to
    the extent cash flow is available                                $1,075,000

 $2.0 million  revolving line of credit effective  through December
    11, 1998;  secured by certain  pledged  common  shares of SCRS;
    interest at prime plus 1.5% (10.00% at December 31, 1997)
    due monthly.                                                        600,000


 Capital lease obligations.  (Note 11)                                   75,000

 Other; interest rates ranging from 10.5% to 12%,
    maturing through 2010.                                              223,000
                                                                     ----------

                                                                     $1,973,000
                                                                     ==========

The Subordinated notes payable above include all remaining subordinated notes payable that were originally due May 31, 1997 but were extended to May 31, 1999 in accordance with covenant restrictions related to the $2.0 Million revolving line of credit referenced above. In March 1998, accrued interest of $271,000 on all outstanding subordinated notes was paid through December 31, 1996.

The Company has obtained a lender waiver in connection with a loan covenant violation related to the above referenced $2.0 Million revolving line of credit. There are no other covenant violations as of December 31, 1997.

Included in other is a $174,000 convertible debenture note payable to an officer of the Company which is due on demand. Interest accrues at the rate of 12%. Accrued interest at December 31, 1997 amounts to $166,000. The note can be converted, at the holder's election, into 1,367,629 shares of $0.01 par value common stock, based on the market value of the common stock on the date the note was executed.

Under notes payable and other debt loan provisions in effect as outlined above, principal payments due are as follows:

               Year ending December 31:
                         1998                         $   971,000
                         1999                           1,309,000
                         2000                              13,000
                         2001                              11,000
                         2002                               3,000
                         Thereafter                        36,000
                                                      -----------

                                                       $2,343,000
                                                       ==========

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996


NOTE 10 - FAIR VALUE OF FINANCIAL INSTRUMENTS
---------------------------------------------

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", requires that the Company disclose estimated fair values for its financial instruments.

The carrying amount of receivables, deposits, accounts payable and accrued liabilities approximates fair value as they are expected to be collected or paid within 90 days of year end. The fair value of the Company's debt is estimated to be equal to its carrying value and is based on quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

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

Since the fair value is estimated as of December 31, 1997, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996


NOTE 11 - OBLIGATIONS UNDER CAPITAL LEASES
------------------------------------------

The Company has computer equipment, telephone equipment and vehicle service and maintenance equipment under capital lease agreements, which expire in 1998 through 2001. The combined cost of the equipment is $225,000 and is included in service equipment and computer software and equipment (Note 5). Accumulated amortization totaled $100,000 as of December 31, 1997.

A summary of the present value of future minimum capital lease payments are as follows:

              Year ending December 31:
                      1998                                       $47,000
                      1999                                        21,000
                      2000                                        12,000
                      2001                                         8,000
                                                                 -------

        Total minimum capital lease payments                      88,000

        Less amount representing interest                         13,000
                                                                 -------

        Present value of future minimum capital lease payments   $75,000
                                                                 =======


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

Options to purchase  3,500,000  shares at .05 per share were  granted to certain
Advisory Committee members in 1992. In September 1997, before the date of expiration, options to purchase 1,000,000 of the 3,500,000 shares were exercised for an aggregate exercise price of $50,000. As of December 31, 1997, options to purchase 500,000 shares of the Company's common stock remain outstanding and expire in September, 1999. Options totaling 2,000,000 shares have expired as of December 31, 1997. There were no additional grants of stock options in 1995, 1996 or 1997.

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996


NOTE 14 - SALE OF DISCONTINUED OPERATIONS
-----------------------------------------

In the fourth quarter of 1996, the Company sold its interest in Stratford American Sports Corp. ("SASC"). Prior to the sale, the Company repurchased the minority interest for a nominal amount, resulting in a capital contribution to additional paid-in capital. The liquidation was finalized on December 30, 1996.

SASC has been accounted for as a discontinued operation and, accordingly, its results of operations in 1996 are segregated in the consolidated financial statements. Revenue and related income associated with the discontinued operations are as follows:

                                                    Year ended December 31,
                                                    -----------------------
                                                            1996
                                                            ----

         Revenue                                          $841,000
                                                          ========

         Income from discontinued operations              $168,000
                                                          ========

NOTE 15 - INCOME TAXES
----------------------

There was no income tax benefit associated with the net loss for the years ended December 31, 1997 and 1996.

The following net operating loss and investment tax credit carryforwards are available at December 31, 1997, to offset future taxable income and income taxes as follows:

                                           Year
                                          expires        Amount
                                          -------        ------

                Net operating loss       2003-2010   $ 12,100,000
                Investment tax credits   1998-2000        190,000

If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of the carryforwards which can be utilized, which could potentially impair the ability to utilize the full amount of the carryforward.

There are no deferred tax assets or liabilities reflected in the accompanying Consolidated Balance Sheet as of December 31, 1997. The tax effect associated with the types of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts that exist as of December 31, 1997 are as follows:

            Property and equipment, due to differences
               in depreciation                           $  (55,000)
            Allowance for mining interest impairment        370,000
            Net operating loss carryforwards and
               investment tax credits                     4,235,000
            Other                                            86,000
                                                         ----------

                                                          4,636,000

            Valuation allowance                          (4,636,000)
                                                         ----------

            Net deferred tax asset                       $        0
                                                         ==========

The valuation allowance offsets the deferred tax asset due to the taxable losses the Company has experienced in recent years. The valuation allowance increased by $597,000 in 1997, but had no effect on net loss.

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996


NOTE 16 - LEASE COMMITMENTS

Stratford American Car Rental Systems, Inc., an 80% owned subsidiary of the Company ("SCRS"), leases various facilities for its satellite and airport operations for Dollar Rent A Car pursuant to operating leases with terms ranging from month to month through ten years. The Phoenix Sky Harbor Airport location is subject to the most significant lease, which requires minimum annual lease payments of $1,150,000 and a maximum of 10% of specified airport revenues. SCRS also leases its Dollar Rent A Car service facility pursuant to an operating lease with an option to purchase. The lease expires in May 1999 and contains a five year extension option. Total rental expense on all facilities was $1,554,000 in 1997 and $1,720,000 in 1996.

The aggregate future minimum lease commitments under operating leases with noncancelable terms in excess of one year are as follows:

              Year ending December 31:
                      1998                              $1,335,000
                      1999                               1,262,000
                      2000                                 961,000
                      2001                                   2,000
                                                        ----------

                                      Total:            $3,560,000
                                                        ==========

ITEM  8.  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
--------------------------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

               The Company has not changed its accountants nor had any disagreements with accountants on matters of accounting principles or practices, financial disclosures, or auditing scope or procedure in its two most recent fiscal year audits.



                                    PART III


ITEMS 9, 10, 11 AND 12
----------------------

              The information called for by Part III (Items 9, 10, 11 and 12) is incorporated herein by reference from the material included under the captions "Elections of Directors," "Principal Shareholders," and "Executive Compensation" in Stratford American Corporation's definitive proxy statement (to be filed pursuant to Regulation 14A) for its Annual Meeting of Shareholders to be held July 8, 1998 (the "1998 Proxy Statement"), except that the information regarding executive officers called for by Item 401 of Regulation S-B is included in Part I of this report on page 4. The 1998 Proxy Statement is being prepared and is expected to be filed with the Securities and Exchange Commission in definitive form on or about April 30, 1998 and is expected to be furnished to shareholders on or about June 1, 1998.


ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K
-----------------------------------------------

    (a) Financial Statements and Financial Statement Schedules - See "Item 7 - Financial Statements and Supplementary Data" above.

    (b)   Reports on Form 8-K


              There were no reports on Form 8-K filed for the year ended December 31, 1997.

    (c)   Exhibits - See index beginning on page 28

    (d) Financial Statement Schedules - See "Item 7 - Financial Statements and Supplementary Data."

              Signatures
              ----------

              In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        STRATFORD AMERICAN CORPORATION
                                        Registrant



Date:    March 31, 1998                 By /s/ David H. Eaton
                                          --------------------------------------
                                          David H. Eaton, Chairman of the Board

              Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:    March 31, 1998                 By /s/ David H. Eaton
                                          --------------------------------------
                                          David H. Eaton, Chairman of the Board
                                          and Chief Executive Officer
                                          (Principal Executive Officer)

Date:    March 31, 1998                 By /s/ Mel L. Shultz
                                          --------------------------------------
                                          Mel L. Shultz, President and Director

Date:    March 31, 1998                 By /s/ Gerald J. Colangelo
                                          --------------------------------------
                                          Gerald J. Colangelo, Director

Date:    March 31, 1998                 By /s/ Timothy A. Laos
                                          --------------------------------------
                                          Timothy A. Laos, Chief Financial
                                          Officer (Principal Financial Officer
                                          and Principal Accounting Officer)

                                 EXHIBITS INDEX

Exhibits 27.1 through 27.3 are the only exhibits originally filed with this report. The Company hereby incorporates all other exhibits by reference pursuant to Rule 12b-32, each of which (except Exhibits 3.3, 10.11, 10.15 through 10.37) was filed as an exhibit to the Company's Registration on Form 10 which was filed July 22, 1988, and amended on October 7, 1988, and December 8, 1988. Exhibit 3.3 was filed with the Company's Registration Statement on Form S-1 on June 12, 1989, with the Securities and Exchange Commission. Exhibit 10.11 was filed as
Exhibit 10.30 to the 10-K for the four months ended December 31, 1988, which was filed with the Securities and Exchange Commission on April 11, 1989. Exhibits
10.15 and 10.16 were filed as Exhibits 10.1 and 10.2 to the Company's Form 10-Q for the Quarterly Period Ended June 30, 1990, which was filed on August 14, 1990, with the Securities and Exchange Commission. Exhibits 10.17 and 10.18 were filed as Exhibits 10.44 and 10.46 to the Company's Registration on Form S-1 which was filed with the Securities and Exchange Commission on October 1, 1990, and amended on November 8, 1990. Exhibit 10.19 was filed as Exhibit 10.1 to the Company's Form 10-QSB for the Quarterly Period Ended September 30, 1993, which was filed with the Securities and Exchange Commission on November 11, 1993. Exhibits 10.20 through 10.23 were filed as Exhibits 1 through 4 to the Company's Form 8-K which was filed with the Securities and Exchange Commission on June 14, 1994 and amended on August 9, 1994. Exhibit 10.21 was refiled as Exhibit 10.2 to the Company's Form 10-QSB for the Quarterly Period Ended September 30, 1994, which was filed with the Securities and Exchange Commission on November 15, 1994. Exhibit 10.24 was filed as Exhibit 10.44 to the Company's Form 10-KSB for the year ended December 31, 1994, which was filed with the Securities and Exchange Commission on April 14, 1995. Exhibit 10.25 was filed as Exhibit 10.1 to the Company's Form 10-QSB for the Quarterly Period Ended June 30, 1995, which was filed with the Securities and Exchange Commission on August 14, 1995.
Exhibit 10.26 was filed as Exhibit 16.1 to the Company's Form 8-K which was filed with the Securities and Exchange Commission on February 22, 1996. Exhibits
10.27 through 10.29 were filed as Exhibits 10.52 through 10.54 to the Company's Form 10-KSB for the year ended December 31, 1995, which was filed with the Securities and Exchange Commission on April 15, 1996. Exhibits 10.30 through
10.37 were filed as Exhibits 10.55 through 10.62 to the Company's Form 10-KSB for the year ended December 31, 1996, which was filed with the Securities and Exchange Commission on March 31, 1997. Exhibit 22.1 was filed with Form 10-KSB for the year ended December 31, 1996, which was filed with the Securities and Exchange Commission on March 31, 1997.

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

    3.2                  By-laws                                                                             N/A

    3.3                  Articles of Amendment to Articles of Incorporation                                  N/A

    4.1                  Form of Common Stock Certificate                                                    N/A

    4.2                  Form of Series "A" Preferred Stock Certificate                                      N/A

    4.3                  Article IV of the Articles of Incorporation                                         N/A

    4.4                  Article III of the Bylaws                                                           N/A

Number                                      Description                                                     Page
------                                      -----------                                                     ----
   10.1                  Indemnification Agreement, dated as of May 19, 1988,
                         between the Company and Mel L. Shultz                                               N/A

   10.2                  Schedule of Omitted Indemnification Agreements                                      N/A

   10.3                  Indemnification Agreement, dated as of February 19, 1988,
                         relating to guarantees                                                              N/A

   10.4                  Indemnification Agreement, dated as of May 10, 1988,
                         relating to guarantees                                                              N/A

   10.5                  Registration Agreement, dated as of February 19, 1988,                              N/A

   10.6                  Agreement, dated as of February 18, 1988, relating to
                         restrictions against preferred shares                                               N/A

   10.7                  Trust Agreement, dated as of June 18, 1987                                          N/A

   10.8                  Joint  Venture  Agreement,  dated  as of July 2,  1985,
                         between Night Hawk Resources Corporation and
                         Cornwall Pacific Alaska, Inc.                                                       N/A

   10.9                  Settlement Agreement and Release, effective July 1, 1988                            N/A

   10.10                 Settlement Agreement, dated as of July 18, 1988                                     N/A

   10.11                 Judgment in Action No. CB72760, dated September 13, 1988                            N/A

   10.12                 Assignment of Joint Venture Interest                                                N/A

   10.13                 Agreement made September 13, 1988, among Golden Zone
                         Zone, Inc., Cornwall Pacific Alaska, Inc., Stratford American
                         Resource Corporation, and Thor Gold Alaska, Inc.                                    N/A

   10.14                 Share Sale and Registration Agreement, dated January 31, 1989                       N/A

   10.15                 Joint Operating Agreement, dated February 1, 1988                                   N/A

   10.16                 Promissory Note, dated March 15, 1990                                               N/A

   10.17                 Stratford American Corporation Convertible Debenture
                         Note dated March 15, 1990                                                           N/A

   10.18                 Agreement, dated as of July 24, 1990, with Minco American
                         Corporation                                                                         N/A

Number                                      Description                                                     Page
------                                      -----------                                                     ----
   10.19                 Master Loan Modification and Extension Agreement dated
                         September 28, 1993                                                                  N/A

   10.20                 Sale and Purchase Agreement between Stratford American Car
                         Rental Systems, Inc. and The John Douglas Corporation, Douglas
                         F. and Bette Jane Mitchell and John Rector, Jr. dated May 19, 1994                  N/A

   10.21                 License Agreement between Dollar Systems, Inc. and Stratford
                         American Car Rental Systems, Inc. effective June 1, 1994                            N/A

   10.22                 Promissory Note between Dollar Systems, Inc. and Stratford
                         American Car Rental Systems, Inc. effective June 1, 1994                            N/A

   10.23                 Registrant's Press Release dated June 2, 1994                                       N/A

   10.24                 Assignment dated September 1, 1994 from Stratford American
                         Energy Corporation to Tenison Oil Company                                           N/A

   10.25                 Assistance Agreement between Stratford American Car Rental
                         Systems, Inc. and Dollar Systems, Inc. dated May 16, 1995                           N/A

   10.26                 Letter of Price Waterhouse LLP dated February 15, 1996                              N/A

   10.27                 Continuing Guaranty from Stratford American Corporation
                         to Ford Motor Credit Company dated July 14, 1995                                    N/A

   10.28                 Guaranty Agreement from Stratford American Corporation
                         to Nissan Motor Acceptance Corporation dated August 9, 1995                         N/A

   10.29                 Lease Plan Financing and Security Agreement between Stratford
                         American Car Rental Systems, Inc. and Nissan Motor Acceptance
                         Corporation dated August 9, 1995                                                    N/A

Number                                      Description                                                     Page
------                                      -----------                                                     ----
   10.30                 Credit Agreement by and among Stratford American Corporation,
                         Stratford American Car Rental Systems, Inc. and Imperial Bank,
                         dated December 11, 1996                                                             N/A

   10.31                 Revolving Line of Credit Note by Stratford American Corporation
                         and Stratford American Car Rental Systems, Inc. to Imperial
                         Bank, dated December 11, 1996                                                       N/A

   10.32                 Revolving Line of Credit Note by Stratford American Corporation
                         and Stratford American Car Rental Systems, Inc. to Imperial
                         Bank, dated December 11, 1996                                                       N/A

   10.33                 Security Agreement by Stratford American Corporation and
                         Stratford American Car Rental Systems, Inc. to Imperial Bank,
                         dated December 11, 1996                                                             N/A

   10.34                 Continuing Security Agreement by Stratford American Corporation
                         and Stratford American Car Rental Systems, Inc. to Imperial Bank,
                         dated December 11, 1996                                                             N/A

   10.35                 General Pledge Agreement by Stratford American Corporation
                         to Imperial Bank, dated December 11, 1996                                           N/A

   10.36                 Subordination and Standstill Agreement by and among Stratford
                         American Corporation, Stratford American Car Rental Systems, Inc.
                         and Imperial Bank, dated December 11, 1996                                          N/A

   10.37                 Subordination Agreement by Dollar Rent A Car Systems, Inc. and
                         Imperial Bank, dated December 11, 1996                                              N/A

   22.1                  Subsidiaries                                                                        N/A

   27.1                  Financial Data Schedule                                                             28

   27.2                  Restated Financial Data Schedule for 12/31/96                                       29

   27.3                  Restated Financial Data Schedule for 12/31/95                                       30



Note: Shareholders may obtain copies of Exhibits by making written request to the Secretary of the Corporation and paying copying costs of $0.10 per page, plus postage.
                                                                              27