Form 10-Q
period 1998-03-31
STRATFORD AMERICAN CORP
filed 1998-05-15
CIK 836435

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ------------

                                   FORM 10-QSB
(Mark One)
      (X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

At March 31, 1998, 88,076,806 shares of the issuer's common stock were issued and outstanding.

                         STRATFORD AMERICAN CORPORATION

                                      INDEX
                                      -----


PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheet as of March 31, 1998                      3

Condensed Consolidated Statements of Operations for the three months
ended March 31, 1998 and 1997                                                  4

Condensed Consolidated Statements of Cash Flows for the three months
ended March 31, 1998 and 1997                                                  5

Notes to Condensed Consolidated Financial Statements                           6

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS                            7



PART II.        OTHER INFORMATION

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K                               8


Signatures                                                                     9

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 March 31, 1998
                                   (unaudited)

                                     ASSETS
Cash and cash equivalents                                                   $    528,000
Receivables:
    Trade, less allowance for doubtful accounts of $167,000                      638,000
    Mortgages                                                                     62,000
                                                                            ------------
                                                                                 700,000

Prepaid expenses                                                                 261,000
Revenue earning vehicles, net                                                    337,000
Property and equipment, net                                                      345,000
Deposits                                                                         193,000
Other assets                                                                     192,000
Franchise rights, less accumulated amortization of $121,000                      257,000
                                                                            ------------

        Total assets                                                        $  2,813,000
                                                                            ============

              LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable, secured by revenue earning vehicles                          $    252,000
Accounts payable                                                               1,370,000
Notes payable and other debt                                                   1,524,000
Accrued interest                                                                 164,000
Accrued liabilities                                                              427,000
                                                                            ------------

        Total liabilities                                                      3,737,000


Shareholders' equity (deficiency):
   Nonredeemable preferred stock, par value $.01 per share;
     authorized 50,000,000 shares, none issued
   Common stock, par value $.01 per share; authorized 100,000,000 shares;
     Issued and outstanding 88,076,806 shares                                    881,000
   Additional paid-in capital                                                 25,981,000
   Retained earnings (deficit)                                               (27,775,000)
   Treasury stock, 29,500 shares at cost                                         (11,000)
                                                                            ------------

       Total shareholders' equity (deficiency)                                  (924,000)


       Total liabilities and shareholders' equity (deficiency)              $  2,813,000
                                                                            ============

     See accompanying notes to condensed consolidated financial statements.

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                    Three months ended March 31,
                                                    ----------------------------
                                                         1998            1997
                                                         ----            ----

REVENUES:
  Vehicle rental activities                           $3,942,000      $4,390,000
  Interest and other income                               25,000          26,000
                                                      ----------      ----------

                                                       3,967,000       4,416,000
                                                      ----------      ----------

EXPENSES:

  Vehicle rental operations                            2,896,000       3,278,000
  General and administrative                              57,000         203,000
  Depreciation and amortization                           74,000         486,000
  Interest                                                62,000         232,000
                                                      ----------      ----------

                                                       3,089,000       4,199,000
                                                      ----------      ----------

NET INCOME                                            $  878,000      $  217,000
                                                      ==========      ==========


Basic net income per share                            $     0.01      $     0.00
                                                      ==========      ==========

Weighted average number of common
shares outstanding                                    88,076,806      84,957,418
                                                      ==========      ==========


Diluted net income per share                          $     0.01      $     0.00
                                                      ==========      ==========

Weighted average number of common and
common equivalent shares outstanding                  88,576,806      88,457,418
                                                      ==========      ==========

     See accompanying notes to condensed consolidated financial statements.

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                        Three months ended March 31,
                                                        ----------------------------
                                                             1998           1997
                                                             ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                           $   878,000    $   217,000
    Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation and amortization                          74,000        486,000
       Loss (gain) on sale of revenue earning vehicles       (14,000)         6,000

    Changes in assets and liabilities:
       Decrease in accounts and mortgages receivable          11,000         44,000
       Decrease in other assets                                              56,000
       Increase in accounts payable                          311,000        171,000
       Increase (decrease) in accrued liabilities           (194,000)       254,000
                                                         -----------    -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                  1,066,000      1,234,000
                                                         -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Reduction to restricted cash                                             (5,000)
    Proceeds from sales of revenue earning vehicles           34,000        249,000
    Purchases of property and equipment                       (5,000)       (18,000)
    Purchases of revenue earning vehicles                                  (572,000)
                                                         -----------    -----------

NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES          29,000       (346,000)
                                                         -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from revenue earning vehicle financing                         528,000
    Payments on revenue earning vehicle financing           (117,000)      (819,000)
    Payments on other debt                                  (618,000)      (226,000)
    Proceeds from issuance of common stock                                   30,000
                                                         -----------    -----------

NET CASH USED FOR FINANCING ACTIVITIES                      (735,000)      (487,000)
                                                         -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                    360,000        401,000

CASH AND CASH EQUIVALENTS, beginning of period               168,000        173,000
                                                         -----------    -----------

CASH AND CASH EQUIVALENTS, end of period                 $   528,000    $   574,000
                                                         ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Interest paid during the period                      $   299,000    $   189,000
                                                         -----------    -----------

     See accompanying notes to condensed consolidated financial statements.

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               For the three months ended March 31, 1998 and 1997
                                   (unaudited)

1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of March 31, 1998, and the results of operations and cash flows for the three months ended March 31, 1998 and 1997. The accompanying condensed consolidated financial statements and notes do not include all disclosures considered necessary for a fair presentation in conformity with generally accepted accounting principles. Therefore, it is recommended that these accompanying statements be read in conjunction with the notes to consolidated financial statements appearing in the Company's Form 10-KSB for the year ended December 31, 1997.

2. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year. The vehicle rental business in Phoenix is seasonal. Historically, the months of February through May have had the higher revenues.

3. On April 17, 1998, the Company's Board of Directors approved, subject to shareholder approval, a fifteen-to-one reverse stock split of the Company's common stock for shareholders to become effective immediately following the filing of an amendment to the Company's Articles of Incorporation subequent to shareholder approval. Assuming the reverse stock split was effective for the first quarter of 1998, net income per share amounts would have been adjusted to reflect the reverse split. For the three months ended March 31, 1998, basic and diluted net income per share would have both been $0.15 per share based on weighted average shares outstanding of 5,871,787 for basic and 5,905,120 for diluted. For the three months ended March 31, 1997, basic and diluted net income per share would have both been $0.04 per share based on weighted average shares outstanding of 5,663,828 for basic and 5,987,161 for diluted.

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

General
-------

              The Company recognized a quarterly profit from its Dollar Rent A Car operations for the three months ended March 31, 1998. This allowed the Company to recognize a consolidated profit from operations for the first quarter of 1998 as well. The vehicle rental business is seasonal with the months of February through May typically representing the highest revenue months. The profit from operations generated for the first three months of the year reflects this seasonality. The vehicle rental business is also highly competitive and subject to the pressures of both the rental rates and fleet sizes of competitors as well as the availability of a reasonably priced fleet.

Liquidity and Capital Resources
-------------------------------

              The Company,  through Stratford American Car Rental Systems,  Inc.
(SCRS), has access to a $3,000,000 credit line from a major bank, including a $2,000,000 line available for general operational use, and a $1,000,000 line to purchase revenue earning vehicles. In addition, the Company continues to maintain already existing vehicle lines of credit from other major sources.

              SCRS incurs a minimum of $1,150,000 in airport access charges yearly based on the level of car rental business recognized at all three airport terminal locations. Effective June 1997, SCRS began passing through most of its airport access charges to car rental customers with no significant impact on its level of business activity. SCRS collected $373,000 in airport access charges during the first quarter of 1998 compared to no collections during the same period last year. Collections are based on a percentage of airport revenues recognized and are therefore higher during the first quarter busy season, compared to the remaining three quarters of the year. The Company estimates that with continued success in implementing this policy, it will collect approximately 98% of its airport access charges for the year.

              The Company anticipates that with its available financing and with the continuation of efforts to improve Dollar Rent A Car operating results, it should meet its operational cash flow needs for the remainder of 1998. However, due to, among other things, the factors described above, which are outside the Company's control, there are no assurances that either profitability or adequate cash flows from operations will be achieved.

Results of  Operations  - Quarter  Ended March 31, 1998,  Compared  with Quarter
--------------------------------------------------------------------------------
Ended March 31, 1997.
---------------------

              The Company reported net income of $878,000 for the quarter ended March 31, 1998 compared to net income of $217,000 during the first quarter of 1997. The decrease in revenues from $4,416,000 in 1997 to $3,967,000 in 1998 is primarily due to the September 1997 closure of four off airport locations determined to be unprofitable. The decrease in vehicle rental operations expense from $3,278,000 in 1997 to $2,896,000 in 1998 is primarily due to the Company's ability to bill and collect airport access charges from its customers which was not done during the first quarter of 1997. General and administrative expenses decreased from $203,000 to $57,000 in 1998 primarily due to the agreed upon elimination of certain legal and professional fees accrued several years ago along with the difference in the minority interest allocation expense for the first quarter of 1998 as compared to the first quarter of 1997 which is included in this category. Depreciation and amortization expense decreased from $486,000 in 1997 to $74,000 in 1998 primarily due to the significant reduction of revenue earning vehicles included in the rental fleet and depreciated in 1998 as compared to 1997. The decrease in interest expense from $232,000 in 1997 to $62,000 in 1998 is due to the significant decrease in the number of financed revenue earning vehicles in 1998 as compared to 1997.

              Vehicle Rental Activities. Revenues from rental car activities accounted for over 99% of total revenues in the first quarter of 1998 and is presently the most significant revenue source for the Company. A net operating profit relating to these operations was recognized during the first quarter of 1998 partially attributable to the seasonality of the business as previously discussed.

              Other   Activities.   Real  estate  management  and  oil  and  gas
activities continue to be an insignificant part of the Company's ongoing operations, representing less than 1% of total revenue in the first quarter of 1998 and 1997.

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

                    See index beginning on page 10

              (b)   Reports on Form 8-K
                    -------------------

                    There were no reports on Form 8-K filed for the three months ended March 31, 1998.

              Signatures
              ----------

              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        STRATFORD AMERICAN CORPORATION
                                        Registrant



Date:     May 15, 1998                  By /s/ Mel L. Shultz
                                          --------------------------------------
                                          Mel L. Shultz, President and Director



Date:     May 15, 1998                  By /s/ Timothy A. Laos
                                          --------------------------------------
                                          Timothy A. Laos, Chief Financial
                                          Officer (Principal Financial Officer
                                          and Principal Accounting Officer) for
                                          the quarter subject to this report

                                 EXHIBITS INDEX


Exhibits 27.1 and 27.2 are the only exhibits originally filed with this report. The Company hereby incorporates all other exhibits by reference pursuant to Rule 12b-32, each of which (except Exhibit 3.3) was filed as an exhibit to the Company's Registration on Form 10 which was filed July 22, 1988, and amended on October 7, 1988, and December 8, 1988. Exhibit 3.3 was filed with the Company's Registration Statement on Form S-1 on June 12, 1989, with the Securities and Exchange Commission.

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
    3.1                  Articles of Incorporation                                                           N/A

    3.2                  By-laws                                                                             N/A

    3.3                  Articles of Amendment to Articles of Incorporation                                  N/A

    4.1                  Form of Common Stock Certificate                                                    N/A

    4.2                  Form of Series "A" Preferred Stock Certificate                                      N/A

    4.3                  Article IV of the Articles of Incorporation                                         N/A

    4.4                  Article III of the Bylaws                                                           N/A

   27.1                  Financial Data Schedule - March 31, 1998                                            11

   27.2                  Financial Data Schedule - March 31, 1997                                            12

                                       10