Form 10-Q
period 1998-06-30
STRATFORD AMERICAN CORP
filed 1998-08-14
CIK 836435

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ------------

                                   FORM 10-QSB
   (Mark One)
      (X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998


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

(Former name, former address and former fiscal year, if changed since last report.)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.        Yes X  No
                                                                    ---   ---

At June 30, 1998, 5,871,787 shares of the issuer's common stock were issued and outstanding.

                         STRATFORD AMERICAN CORPORATION

                                      INDEX


PART I.    FINANCIAL INFORMATION

ITEM I.    FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheet as of June 30, 1998                      3

Condensed Consolidated Statements of Operations for the three and six months
       ended June 30, 1998 and 1997                                           4

Condensed Consolidated Statements of Cash Flows for the six months
       ended June 30, 1998 and 1997                                           5

Notes to Condensed Consolidated Financial Statements                          6

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                                7



PART II.   OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                   8


Signatures                                                                    9

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 1998
                                   (unaudited)

                                     ASSETS
Cash and cash equivalents                                            $    447,000
Receivables:
    Trade, less allowance for doubtful accounts of $118,000               402,000
    Mortgages                                                              61,000
                                                                     ------------
                                                                          463,000
                                                                     ------------

Prepaid expenses                                                          288,000
Revenue earning vehicles, net                                              48,000
Property and equipment, net                                               339,000
Deposits                                                                  193,000
Other assets                                                              195,000
Franchise rights, less accumulated amortization of $129,000               253,000
                                                                     ------------

    Total assets                                                     $  2,226,000
                                                                     ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable, secured by revenue earning vehicles                   $     44,000
Accounts payable                                                          913,000
Notes payable and other debt                                            1,505,000
Accrued interest                                                          194,000
Accrued liabilities                                                       333,000
                                                                     ------------

        Total liabilities                                               2,989,000
                                                                     ------------


Shareholders' equity (deficiency):
   Nonredeemable preferred stock, par value $.01 per share;
     authorized 50,000,000 shares, none issued
   Common stock, par value $.01 per share; authorized 100,000,000
     shares; issued and outstanding 5,871,787 shares                       59,000
   Additional paid-in capital                                          26,803,000
   Retained earnings (deficit)                                        (27,614,000)
   Treasury stock, 29,500 shares at cost                                  (11,000)
                                                                     ------------

    Total shareholders' equity (deficiency)                              (763,000)
                                                                     ------------


    Total liabilities and shareholders' equity (deficiency)          $  2,226,000
                                                                     ============

     See accompanying notes to condensed consolidated financial statements.

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                         For the three months         For the six months
                                                             ended June 30,              ended June 30,
                                                           1998          1997           1998         1997
                                                           ----          ----           ----         ----
REVENUES:
  Vehicle rental activities                            $ 3,275,000   $ 3,735,000    $ 7,217,000   $ 8,124,000
  Interest and other income                                 20,000        34,000         45,000        61,000
                                                       -----------   -----------    -----------   -----------

                                                         3,295,000     3,769,000      7,262,000     8,185,000
                                                       -----------   -----------    -----------   -----------

EXPENSES:
  Vehicle rental operations                              2,863,000     3,327,000      5,759,000     6,606,000
  General and administrative                               166,000        90,000        223,000       292,000
  Depreciation and amortization                             54,000       367,000        128,000       853,000
  Interest                                                  51,000       183,000        113,000       414,000
                                                       -----------   -----------    -----------   -----------


                                                         3,134,000     3,967,000      6,223,000     8,165,000
                                                       -----------   -----------    -----------   -----------


NET INCOME (LOSS)                                      $   161,000   $  (198,000)   $ 1,039,000   $    20,000
                                                       ===========   ===========    ===========   ===========


Basic net income (loss) per share                      $      0.03   $     (0.03)   $      0.18   $      0.00
                                                       ===========   ===========    ===========   ===========

Weighted average number of common shares outstanding     5,871,787     5,805,120      5,871,787     5,736,612
                                                       ===========   ===========    ===========   ===========


Diluted net income (loss) per share                    $      0.03   $     (0.03)   $      0.18   $      0.00
                                                       ===========   ===========    ===========   ===========

Weighted average number of common and
  common equivalent shares outstanding                   5,905,120     5,805,120      5,905,120     5,969,945
                                                       ===========   ===========    ===========   ===========

     See accompanying notes to condensed consolidated financial statements.

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                    SIX MONTHS ENDED JUNE 30,
                                                                    -------------------------
                                                                       1998          1997
                                                                       ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                    $ 1,039,000    $    20,000
    Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                  128,000        853,000
       Loss (Gain) on sale of revenue earning vehicles                (25,000)       128,000


    Changes in assets and liabilities:
      Decrease (Increase) in accounts and mortgages receivable        248,000        (85,000)
      Increase in other assets                                        (35,000)       (24,000)

      Decrease in accounts payable                                   (146,000)       (39,000)

      Increase (Decrease) in accrued liabilities                     (257,000)       133,000
                                                                  -----------    -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                             952,000        986,000
                                                                  -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Reduction to restricted cash                                                     558,000
    Proceeds from sales of revenue earning vehicles                   327,000      3,422,000
    Purchases of property and equipment                               (36,000)       (38,000)
    Purchases of revenue earning vehicles                                           (572,000)
                                                                  -----------    -----------

NET CASH PROVIDED BY INVESTING ACTIVITIES                             291,000      3,370,000
                                                                  -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from revenue earning vehicle financing                                  528,000
    Payments on revenue earning vehicle financing                    (326,000)    (4,437,000)
    Proceeds from other debt                                                         395,000
    Payments on other debt                                           (638,000)      (501,000)
    Proceeds from issuance of common stock                                            30,000
                                                                  -----------    -----------

NET CASH USED FOR FINANCING ACTIVITIES                               (964,000)    (3,985,000)
                                                                  -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                             279,000        371,000

CASH AND CASH EQUIVALENTS, beginning of period                        168,000        173,000
                                                                  -----------    -----------

CASH AND CASH EQUIVALENTS, end of period                          $   447,000    $   544,000
                                                                  ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Interest paid during the period                               $   320,000    $   401,000
                                                                  ===========    ===========

     See accompanying notes to condensed consolidated financial statements.

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (unaudited)

1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position as of June 30, 1998, and the results of its operations and cash flows for the six months ended June 30, 1998 and 1997. The accompanying condensed consolidated financial statements and notes do not include all disclosures considered necessary for a fair presentation in conformity with generally accepted accounting principles. Therefore, it is recommended that these accompanying statements be read in conjunction with the notes to consolidated financial statements appearing in the Company's Form 10-KSB for the year ended December 31, 1997.

2. The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year. The vehicle rental business in Phoenix is seasonal. Historically, the months of February through May have had the higher revenues.

3. On April 17, 1998, the Company's Board of Directors approved, subject to shareholder approval, a fifteen-to-one reverse stock split of the Company's common stock. Upon shareholder approval on July 8, 1998, the reverse stock split became effective on July 20, 1998. All share amounts, share prices and net income (loss) per share have been retroactively adjusted to reflect this fifteen-to-one reverse stock split.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------------------------------------------------------------------------
              AND RESULTS OF OPERATIONS
              -------------------------

GENERAL
-------

              The Company was able to recognize a consolidated profit for the second quarter of 1998, primarily due to its continued ability to pass through airport access charges to its car rental customers. As a result, the Company has experienced improved consolidated profitability for the six month period ended June 30, 1998. The vehicle rental business is seasonal with the months of February through May typically representing the highest revenue months. The profit from operations generated for the first six months of the year reflects this seasonality. The vehicle rental business is also highly competitive and subject to the pressures of both the rental rates and fleet sizes of competitors as well as the availability of a reasonably priced fleet.

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

              SCRS incurs a minimum of $1,150,000 in airport access charges yearly based on the level of car rental business recognized at all three airport terminal locations. Effective June 1997, SCRS began passing through most of its airport access charges to car rental customers with no significant impact on its level of business activity. SCRS collected $684,000 in airport access charges during the first six months of 1998 compared to $22,000 collected during the same period last year. Collections are based on a percentage of airport revenues recognized and are therefore higher during the first half of the year, compared to the remaining six months of the year. The Company estimates that with continued success in implementing this policy, it will collect approximately 98% of its airport access charges for the year.

              The Company anticipates that with its current profitability and available financing, it should meet its operational cash flow needs for the remainder of 1998. However, due to, among other things, the factors described above, which are outside the Company's control, there are no assurances that either profitability or adequate cash flows from operations will be achieved.


RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1998, COMPARED WITH SIX MONTHS
--------------------------------------------------------------------------------
ENDED JUNE 30, 1997
-------------------

The Company reported net income of $161,000 and $1,039,000 during the three and six month periods ended June 30, 1998, respectively, compared to a net loss of $198,000 and net income of $20,000 during the three and six month periods ended June 30, 1997, respectively. Revenues decreased by $474,000 and $923,000 for the three and six month periods, respectively, due to the September 1997 closure of four off airport locations determined to be unprofitable. Vehicle rental operations expenses decreased by $464,000 and $847,000 for the three and six month periods, respectively, primarily due to the Company's ability to bill and collect airport access charges from its customers which was not done during the first five months of 1997. General and administrative expenses increased by $76,000 for the three month period primarily due to a minority interest allocation expense included in this expense category last year compared to none made in the current year. General and administrative expenses decreased by $69,000 for the six month period primarily due to the agreed upon elimination of certain legal and professional fees accrued several years ago. Depreciation and amortization expense decreased by $313,000 and $725,000 for the three and six month periods, respectively, due to the significant reduction of revenue earning vehicles included in the rental fleet and depreciated in 1998 as compared to 1997. Interest expense decreased by $132,000 and $301,000 for the three and six month periods, respectively, due to the significant decrease in the number of financed revenue earning vehicles in 1998 compared to 1997.

              VEHICLE RENTAL ACTIVITIES. Revenues from rental car activities accounted for over 99% of total revenues in the first six months of 1998 and are presently the most significant revenue source for the Company. A net operating profit relating to these operations was recognized during the first six months of 1998, partially due to the seasonality of the business as previously discussed.

              OTHER ACTIVITIES. Real estate management activities continue to be an insignificant part of the Company's ongoing operations, representing less than 1% of total revenues in the first six months of 1998.

              SAFE  HARBOR  STATEMENT  UNDER THE PRIVATE  SECURITIES  LITIGATION
              ------------------------------------------------------------------
REFORM ACT OF 1995.
-------------------

                Certain statements contained in this report, including statements containing the words "believes," "anticipates," "intends," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to the safe harbors created thereby. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to be materially different from the forward-looking statements. Such factors include, among others, the following: SCRS's ability to maintain the Dollar Rent A Car franchise, the Company's ability to compete successfully, the risk of disruption of air travel patterns, the fact that the Company's operating results are seasonal, the risk that all of the foregoing factors or other factors could cause fluctuations in the Company's operating results and the price of the Company's common stock, and other risks detailed in this report and from time to time in the Company's other filings with the Securities and Exchange Commission. Given these uncertainties, readers should not place undue reliance on such forward-looking statements.

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

Item 6.       EXHIBITS AND REPORTS ON FORM 8-K
              --------------------------------

              (a)   EXHIBITS
                    --------

                    See index beginning on page 10

              (b)   REPORTS ON FORM 8-K
                    -------------------

                    There were no reports on Form 8-K filed for the three months ended June 30, 1998.

              SIGNATURES
              ----------

              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   STRATFORD AMERICAN CORPORATION
                                   Registrant



Date:         August 14, 1998      By /s/ MEL L. SHULTZ
                                     ------------------
                                      Mel L. Shultz, President and Director



Date:         August 14, 1998      By /s/ TIMOTHY A. LAOS
                                     --------------------
                                     Timothy A. Laos, Chief Financial Officer
                                     (Principal Financial Officer and Principal
                                     Accounting Officer) for the quarter subject
                                     to this report

                                 EXHIBITS INDEX

Exhibits 27.1 and 27.2 are the only exhibits originally filed with this report. The Company hereby incorporates all other exhibits by reference pursuant to Rule 12b-32, each of which (except Exhibit 3.3) was filed as an exhibit to the Company's Registration Statement on Form 10 which was filed July 22, 1988, and amended on October 7, 1988, and December 8, 1988. Exhibit 3.3 was filed with the Company's Registration Statement on Form S-1 on June 12, 1989.

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

    3.1       Articles of Incorporation                                  N/A

    3.2       By-laws                                                    N/A

    3.3       Articles of Amendment to Articles of Incorporation         N/A

    4.1       Form of Common Stock Certificate                           N/A

    4.2       Form of Series "A" Preferred Stock Certificate             N/A

    4.3       Article IV of the Articles of Incorporation                N/A

    4.4       Article III of the Bylaws                                  N/A

   27.1       Financial Data Schedule - June 30, 1998                    11

   27.2       Financial Data Schedule - June 30, 1997                    12
                                       10