Form 10-Q
period 1998-09-30
STRATFORD AMERICAN CORP
filed 1998-11-16
CIK 836435

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ------------

                                   FORM 10-QSB
(Mark One)

     (X)       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998


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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At September 30, 1998, 5,871,787 shares of the issuer's common stock were issued and outstanding.

                         STRATFORD AMERICAN CORPORATION

                                      INDEX
                                      -----


PART I.    FINANCIAL INFORMATION

ITEM I.    FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheet as of September 30, 1998                  3

Condensed Consolidated Statements of Operations for the three and nine months
       ended September 30, 1998 and 1997                                       4

Condensed Consolidated Statements of Cash Flows for the nine months
       ended September 30, 1998 and 1997                                       5

Notes to Condensed Consolidated Financial Statements                           6

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS                            8



PART II.        OTHER INFORMATION

ITEM 2.         CHANGES IN SECURITIES                                          9

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           10

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K                              10


Signatures                                                                    11

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1998
                                   (unaudited)


                                         ASSETS


Cash and cash equivalents                                                   $     34,000
Mortgage receivables                                                              60,000
Prepaid expenses                                                                  23,000
Property and equipment, net                                                       30,000
Other assets                                                                      47,000
                                                                            ------------

    Total assets                                                            $    194,000
                                                                            ============





                          LIABILITIES AND SHAREHOLDERS' EQUITY


Accounts payable                                                                  38,000
Notes payable and other debt                                                     383,000
Accrued liabilities                                                               36,000
Net liabilities of discontinued operations                                       832,000
                                                                            ------------

        Total liabilities                                                      1,289,000
                                                                            ------------


Shareholders' equity (deficiency):
   Nonredeemable preferred stock, par value $.01 per share;
     authorized 50,000,000 shares, none issued
   Common stock, par value $.01 per share; authorized 100,000,000 shares;
     issued 5,871,787 shares                                                      59,000
   Additional paid-in capital                                                 26,803,000
   Retained earnings (deficit)                                               (27,946,000)
   Treasury stock, 29,500 shares at cost                                         (11,000)
                                                                            ------------

    Total shareholders' equity (deficiency)                                   (1,095,000)
                                                                            ------------


    Total liabilities and shareholders' equity (deficiency)                 $    194,000
                                                                            ============

     See accompanying notes to condensed consolidated financial statements.

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                             For the three months          For the nine months
                                                             ended September 30,           ended September 30,
                                                             1998           1997           1998           1997
                                                             ----           ----           ----           ----

REVENUES:
  Interest and other income                                   11,000         14,000         44,000         46,000

EXPENSES:
  General and administrative                                 174,000        152,000        398,000        443,000
  Depreciation and amortization                                6,000          4,000         16,000         13,000
  Interest                                                    12,000          7,000         32,000         31,000
                                                         -----------    -----------    -----------    -----------

                                                             192,000        163,000        446,000        487,000
                                                         -----------    -----------    -----------    -----------

LOSS FROM CONTINUING OPERATIONS                             (181,000)      (149,000)      (402,000)      (441,000)

INCOME (LOSS) FROM DISCONTINUED
OPERATIONS                                                  (151,000)      (272,000)     1,109,000         39,000
                                                         -----------    -----------    -----------    -----------

NET INCOME (LOSS)                                        $  (332,000)   $  (421,000)   $   707,000    $  (402,000)
                                                         ===========    ===========    ===========    ===========


Net income (loss) per share
  Basic:
    From continuing operations                           $     (0.03)   $     (0.03)   $     (0.07)   $     (0.08)
    From discontinued operations                         $     (0.03)   $     (0.04)   $      0.19    $      0.01
                                                         -----------    -----------    -----------    -----------
    Net income (loss) per share                          $     (0.06)   $     (0.07)   $      0.12    $     (0.07)
                                                         ===========    ===========    ===========    ===========

  Weighted average number of common shares outstanding     5,871,787      5,826,135      5,871,787      5,766,781
                                                         ===========    ===========    ===========    ===========

  Diluted:
    From continuing operations                           $     (0.03)   $     (0.03)   $     (0.07)   $     (0.08)
    From discontinued operations                         $     (0.03)   $     (0.04)   $      0.19    $      0.01
                                                         -----------    -----------    -----------    -----------
    Net income (loss) per share                          $     (0.06)   $     (0.07)   $      0.12    $     (0.07)
                                                         ===========    ===========    ===========    ===========

  Weighted average number of common and common
   equivalent shares outstanding                           5,871,787      5,826,135      5,905,120      5,766,781
                                                         ===========    ===========    ===========    ===========

     See accompanying notes to condensed consolidated financial statements.

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                       Nine months ended September 30,
                                                                       -------------------------------
                                                                              1998         1997
                                                                              ----         ----
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:
    Loss from continuing operations                                        $(402,000)   $(441,000)
    Adjustments to reconcile loss from continuing operations to net cash provided by continuing operating activities:
       Depreciation and amortization                                          16,000       13,000

    Changes in assets and liabilities:
      Decrease (Increase) in accounts and mortgages receivable                26,000      (24,000)
      Increase (Decrease) in other assets                                      5,000       (1,000)
      Decrease in accounts payable                                           (65,000)
      Increase (Decrease) in accrued liabilities                             (32,000)      19,000
                                                                           ---------    ---------
NET CASH USED IN CONTINUING OPERATING ACTIVITIES                            (452,000)    (434,000)
                                                                           ---------    ---------

CASH FLOWS FROM CONTINUING INVESTING ACTIVITIES:
    Purchases of property and equipment                                      (20,000)      (3,000)
                                                                           ---------    ---------
NET CASH USED IN CONTINUING INVESTING ACTIVITIES                             (20,000)      (3,000)
                                                                           ---------    ---------

CASH FLOWS FROM CONTINUING FINANCING ACTIVITIES:
    Payments on other debt                                                   (25,000)    (350,000)
    Proceeds from issuance of common stock                                                 80,000
                                                                           ---------    ---------
NET CASH USED IN CONTINUING FINANCING ACTIVITIES                             (25,000)    (270,000)
                                                                           ---------    ---------

CASH PROVIDED BY DISCONTINUED OPERATIONS                                     495,000      710,000
                                                                           ---------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          (2,000)       3,000

CASH AND CASH EQUIVALENTS, beginning of period                                36,000        8,000
                                                                           ---------    ---------

CASH AND CASH EQUIVALENTS, end of period                                   $  34,000    $  11,000
                                                                           =========    =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid during the period                                        $  29,000    $  14,000
                                                                           =========    =========

     See accompanying notes to condensed consolidated financial statements.

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. The accompanying financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Therefore, it is recommended that these accompanying statements be read in conjunction with the notes to consolidated financial statements appearing in the Company's Form 10-KSB for the year ended December 31, 1997.

2. The results of operations for the three and nine months ended September 30, 1998 are not indicative of the results to be expected for the full year. The Company has disposed of assets and terminated agreements accounting for over 99% of its total revenues for the nine months ended September 30, 1998. See Note 4 below.

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

4. On October 1, 1998 (the "Closing Date"), Stratford American Car Rental Systems, Inc. ("SCRS"), a subsidiary of the Company, sold the personal property, equipment, improvements, fixtures, gasoline inventory, goodwill and general intangibles used in or related to SCRS's business to Dollar Rent A Car Systems, Inc., an Oklahoma corporation ("Dollar"), pursuant to the terms of the Acquisition Agreement (the "Acquisition Agreement")
     between SCRS and Dollar. Additionally, pursuant to the Acquisition Agreement, SCRS terminated the Master Lease Agreement by and between SCRS and Dollar, dated June 1, 1994, under which SCRS leased vehicles for use in its business, as well as other agreements related to the Master Lease Agreement.

     The Acquisition Agreement provides for the payment by Dollar to SCRS of the sum of $3,835,000 as the purchase price. The purchase price consisted of the sum of $3,635,000 paid to SCRS on the Closing Date net of any obligations, actual or estimated, owed to and by Dollar under the normal course of operations of SCRS, and a holdback amount of $200,000 related to any obligations or indemnities of SCRS, under the Acquisition Agreement. The assets sold and agreements terminated pursuant to the Acquisition Agreement accounted for over 99% of the Company's total revenues in the first nine months of 1998 and, as of the Closing date, were the most significant revenue source for the Company.

     On the same day as the closing date, SCRS exercised an option to purchase the property which includes the Phoenix Dollar Rent A Car base operation facilities located near Sky Harbor International Airport. Simultaneously, Dollar entered into a long term lease with SCRS to utilize the base operations.

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

5.   The  vehicle  rental   business  of  SCRS  has  been  accounted  for  as  a
     discontinued operation and, accordingly, its net liabilities, results of operations and cash flows are segregated for all periods presented in the condensed consolidated financial statements.

     The components of Net Liabilities of Discontinued Operations as of September 30, 1998 are as follows:

                                                    September 30, 1998
                                                    ------------------

            Cash and cash equivalents                   $   275,000
            Accounts receivable, net                        271,000
            Prepaid expenses                                178,000
            Revenue earning vehicles, net                    33,000
            Property and equipment, net                     266,000
            Deposits                                        345,000
            Other assets                                    138,000
            Franchise rights, net                           249,000
            Accounts payable                               (614,000)
            Notes payable and other debt                 (1,500,000)
            Accrued interest                               (194,000)
            Accrued liabilities                            (279,000)
                                                        -----------
                                                           (832,000)
                                                        ===========

     Following is a summary of the operating results of the Discontinued Operations for the periods ended September 30, 1998 and 1997:

                                     Three Months Ended September 30,   Nine Months Ended September 30,
                                     --------------------------------   -------------------------------
                                           1998             1997             1998            1997
                                           ----             ----             ----            ----

         Revenues                        2,289,000        2,342,000        9,517,000      10,493,000

         Expenses                        2,440,000        2,614,000        8,408,000      10,454,000
                                       -----------      -----------      -----------     -----------

         Income (loss) from
           Discontinued Operations     $  (151,000)     $  (272,000)     $ 1,109,000     $    39,000
                                       ===========      ===========      ===========     ===========

     There was no income tax expense or benefit associated with the income or loss from discontinued operations for the periods ended September 30, 1998 and 1997 as the income or loss for those same periods served to reduce or increase net operating loss carry forwards attributable to the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

              The Company recognized a consolidated loss for the third quarter of 1998 due primarily to an expected seasonal decline in the vehicle rental business during that period of time. However, due to the ability to pass through airport access charges to its car rental customers as discussed in previous reports, the Company continued to maintain consolidated profitability for the nine month period ended September 30, 1998.

LIQUIDITY, CAPITAL RESOURCES AND DISPOSITION OF ASSETS

              On October 1, 1998 (the "Closing Date"), Stratford American Car Rental Systems, Inc. ("SCRS"), a subsidiary of the Company, sold the personal property, equipment, improvements, fixtures, gasoline inventory, goodwill and general intangibles used in or related to SCRS's business to Dollar Rent A Car Systems, Inc., an Oklahoma corporation ("Dollar"), pursuant to the terms of the Acquisition Agreement (the "Acquisition Agreement") between SCRS and Dollar. Additionally, pursuant to the Acquisition Agreement, SCRS terminated the Master Lease Agreement by and between SCRS and Dollar, dated June 1, 1994, under which SCRS leased vehicles for use in its business, as well as other agreements related to the Master Lease Agreement.

              The Acquisition Agreement provides for the payment by Dollar to the Subsidiary of the sum of $3,835,000 as the purchase price. The purchase price consisted of the sum of $3,635,000 paid to SCRS on the Closing Date net of any obligation, actual or estimated, owed to and by Dollar under the normal course of operations of SCRS, and a holdback amount of $200,000 related to any obligations or indemnities of SCRS, under the Acquisition Agreement. The assets sold and agreements terminated pursuant to the Acquisition Agreement accounted for over 99% of the Company's total revenues in the first nine months of 1998 and, as of the Closing date, were the most significant revenue source for the Company. The Company anticipates that with its current cash position due to the related sale, it should meet its operational cash flow needs for the remainder of 1998. However, due to any unforeseen circumstances that could occur outside the Company's control, there can be no assurance that adequate cash flows from the Company's present operations will be achieved.

              On the same day as the closing date, SCRS exercised an option to purchase the property which includes the Phoenix Dollar Rent A Car base operation facilities located near Sky Harbor International Airport. Simultaneously, Dollar entered into a long term lease with SCRS to utilize the base operations.

              The Company continues to aggressively seek potential acquisitions in establishing its future direction. There can be no assurance that it will be able to locate suitable acquisition candidates or make any such acquisitions.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1998, COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1997

              The Company reported a net loss of $332,000 and net income of $707,000 during the three and nine month periods ended September 30, 1998, respectively, compared to a net loss of $421,000 and $402,000 during the three and nine month periods ended September 30, 1997, respectively. The 1998 results include a $151,000 loss and $1,109,000 in income from discontinued operations for the three and nine month periods ended, respectively, as compared to the 1997 results, which include a $272,000 loss and $39,000 in income from discontinued operations for the three and nine month periods ended, respectively (see Note 5 to the Consolidated Financial Statements). The increase in income from discontinued operations from $39,000 for the nine month period ended September 30, 1997 to $1,109,000 for the nine month period ended September 30, 1998 was primarily due to the Company's ability to bill and collect airport access charges from its customers which was not done during the first five months of 1997. Additionally, the Company recognized greater losses on the sale of risk vehicles in a weak vehicle wholesale market during 1997 as compared to minimal losses incurred during 1998.

              VEHICLE RENTAL ACTIVITIES. Revenues from rental car activities accounted for over 99% of total revenues in the first nine months of 1998. As previously discussed, the rental car business has been sold to Dollar Rent A Car Systems, Inc. effective October 1, 1998.

              OTHER ACTIVITIES. Although insignificant, real estate management activities represent the Company's only current operations.

              SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

              Certain statements contained in this report, including statements containing the words "believes," "anticipates," "intends," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to the safe harbors created thereby. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to be materially different from the forward-looking statements. Such factors include, among others, the following: the fact that the Company, following the sale of assets to Dollar, has no significant operations; the risk that the
Company will not be able to complete any acquisitions to re-establish operations; the risk that all of the foregoing factors or other factors could cause fluctuations in the Company's operating results and the price of the Company's common stock; and other risks detailed in this report and from time to time in the Company's other filings with the Securities and Exchange Commission. Given these uncertainties, readers should not place undue reliance on such forward-looking statements.

                           PART II. OTHER INFORMATION

Responses to Items 1, 3 and 5 are omitted since these items are either inapplicable or the response thereto would be negative.

Item 2.       CHANGES IN SECURITIES

              On April 17, 1998, the Company's Board of Directors approved, subject to shareholder approval, a fifteen-to-one reverse stock split of the Company's common stock. Upon shareholder approval on July 8, 1998, the reverse stock split became effective on July 20, 1998.

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              (a)    The 1998 Annual Meeting was held on July 8, 1998.

              (b)    The following directors were elected:

                     1) Gerald J. Colangelo
                     2) David H. Eaton
                     3) Mel L. Shultz
                     4) Richard H. Dozer
                     5) Mitchell S. Vance
                     6) Dale M. Jensen

              (c)i. The votes for the election of directors were cast, as follows:

                           Director             For         Withhold Authority
                           --------             ---         ------------------

                     Gerald J. Colangelo     49,593,623          136,580
                     David H. Eaton          49,593,623          136,580
                     Mel L. Shultz           49,593,623          136,580
                     Richard H. Dozer        49,584,523          145,680
                     Mitchell S. Vance       49,581,523          148,680
                     Dale M. Jensen          49,593,623          136,580

              (c)ii. The 1998 Stock  Incentive  Plan was  approved and the votes were cast as follows: 49,138,406 shares cast for, 371,480 shares cast against and 220,317 shares withheld.

              (c)iii.Approval of a 15 to 1 Reverse  Stock Split was approved and the votes were cast as follows: 49,290,790 cast for, 397,013 cast against and 42,400 withheld.

              (c)iv. KPMG Peat Marwick LLP was appointed as the  Company's  1998 auditors with 49,661,303 shares cast for, 14,800 shares cast against and 54,100 shares abstaining.


Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)    EXHIBITS

                     See index beginning on page 12

              (b)    REPORTS ON FORM 8-K

                     There were no reports on Form 8-K filed for the three months ended September 30, 1998.

              SIGNATURES

              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   STRATFORD AMERICAN CORPORATION
                                   Registrant



Date:  November 13, 1998           By   /s/ Mel L. Shultz
                                     -------------------------------------------
                                     Mel L. Shultz, President and Director



Date:  November 13, 1998           By   /s/ Timothy A. Laos
                                     -------------------------------------------
                                     Timothy A. Laos, Chief Financial Officer
                                     (Principal Financial Officer and Principal
                                     Accounting Officer) for the quarter subject
                                     to this report

                                 EXHIBITS INDEX

Exhibits 3.4, 27.1 and 27.2 are the only exhibits originally filed with this report. The Company hereby incorporates all other exhibits by reference pursuant to Rule 12b-32, each of which (except Exhibit 3.3) was filed as an exhibit to the Company's Registration Statement on Form 10 which was filed July 22, 1988, and amended on October 7, 1988, and December 8, 1988. Exhibit 3.3 was filed with the Company's Registration Statement on Form S-1 on June 12, 1989.

Number                             Description                              Page
------                             -----------                              ----

    3.1          Articles of Incorporation                                   N/A

    3.2          By-laws                                                     N/A

    3.3          Articles of Amendment to Articles of Incorporation          N/A

    3.4          Amendment to Articles of Incorporation                      13

    4.1          Form of Common Stock Certificate                            N/A

    4.2          Form of Series "A" Preferred Stock Certificate              N/A

    4.3          Article IV of the Articles of Incorporation                 N/A

    4.4          Article III of the Bylaws                                   N/A

   27.1          Financial Data Schedule - September 30, 1998                14

   27.2          Financial Data Schedule - September 30, 1997                15