Form 10KSB40
period 1998-12-31
STRATFORD AMERICAN CORP
filed 1999-03-31
CIK 836435

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

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

    2400 E. Arizona Biltmore Circle
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

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of the Regulation S-B is not contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part of III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

     Issuer's revenues for its most recent fiscal year: $9,832,000, including discontinued operations.

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the February 28, 1999 average bid and asked prices of $.65 per share, is $2,761,000.

     At February 28, 1999, 5,871,787 shares of the issuer's common stock and no shares of its preferred stock were issued and outstanding.

    Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

     Certain portions of the registrant's definitive Proxy Statement, which will be filed with the Commission on or about April 30, 1999, in connection with the Annual Meeting of Shareholders of the registrant to be held on July 2, 1999, are incorporated by reference into Part III of this report.

                                     PART I

ITEM 1. BUSINESS

GENERAL

     General Development of Business. Stratford American Corporation, an Arizona corporation, (the "Company"), has several wholly-owned subsidiaries and one subsidiary of which it owns 82%. Unless otherwise specified, the term "Company" as used herein includes the Company's subsidiaries.

NARRATIVE DESCRIPTION OF BUSINESS

     The Company presently has no significant operations. Through one of its subsidiaries, the Company owns and leases certain real estate property. The Company employs 6 full-time employees.

     DOLLAR RENT A CAR. On October 1, 1998, the Company's subsidiary, Stratford American Car Rental Systems, Inc. ("SCRS"), sold the franchise rights and all other assets of its Dollar Rent A Car operations, to Dollar Rent A Car Systems, Inc., an Oklahoma corporation ("Dollar"). On the same day, SCRS exercised an option to purchase the property which includes the Phoenix Dollar Rent A Car base operation facilities located near Sky Harbor International Airport. Simultaneously, Dollar entered into a long term lease with SCRS to utilize the base operations. The Dollar Rent A Car operations portion of SCRS has been accounted for as a discontinued operation as discussed in Note 3 to the Consolidated Financial Statements. The Company has no future plans to participate in car rental related activities.

     NATURAL RESOURCES. The Company owns, through its subsidiaries, an interest in an Alaskan gold mining prospect. In December 1997, the remaining book value of this mining interest was written off completely due to impairment caused by continued depressed gold prices. A nominal interest in several oil and gas wells located in Arkansas and Oklahoma were effectively turned over and assigned to a third party during 1997, based on a completed payout agreement. The Company has no other interest in any oil and gas properties. Total revenues from natural resource operations were insignificant during the year ended December 31, 1998. (See Item 2 Properties.)

ITEM 2. PROPERTIES

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

     SCRS owns and leases a 2,500 square foot building situated on 2.4 acres of land to Dollar for use in its Dollar Rent A Car operations as a service facility and vehicle staging area. This facility, located at 50 S. 24th Street in Phoenix, Arizona, is leased at a current rate of $125,000 per year with a 2.5% increase to occur each year, beginning October 1, 1999. The lease expires June 30, 2009.

NATURAL RESOURCE PROPERTIES

      ALASKA GOLD EXPLORATION. In December 1997, the Company determined that its 41.3% interest in the "Big Hurrah," a gold mine prospect located near Nome, Alaska, had no value and was completely written off at that time. See Note 6 to the Consolidated Financial Statements.

      OIL AND GAS. The Company's remaining oil and gas properties were assigned to a third party during 1997 based on a completed payout agreement. The Company has no other interest in any oil and gas properties.

ITEM 3. LEGAL PROCEEDINGS

      The Company is not currently a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of the Company's shareholders during the fourth quarter ended December 31, 1998.

EXECUTIVE OFFICERS

         NAME             AGE              OFFICE               OFFICER SINCE
         ----             ---              ------               -------------
    David H. Eaton         63      Chief Executive Officer           6/88
    Mel L. Shultz          48      President                         5/87
    Timothy A. Laos        45      Vice President, Chief             3/95
                                   Financial Officer,
                                   Treasurer and Secretary

      DAVID H. EATON has been the Chairman of the Board of Directors of the Company since February 29, 1988 and its Chief Executive Officer since June 1, 1988.

      MEL L. SHULTZ has been a Director and the President of the Company since May 20, 1987. Mr. Shultz was previously involved on his own behalf in real estate development and oil and gas investment.

      TIMOTHY A. LAOS, C.P.A., has been the Vice President, Chief Financial Officer, Treasurer and Secretary of the Company since March 1, 1995. Mr. Laos was previously involved in public accounting as well as various accounting management positions in private industry.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

      The Company's common stock, $0.01 par value, is currently listed and traded on the OTC Bulletin Board (symbol: STFA).

      The high and low bid prices for each quarter during the last two fiscal years, are as follows:

                     Time Period           High           Low
                     -----------           ----           ---
              1997:  First quarter         .675           .30
                     Second quarter        .60            .375
                     Third quarter         .525           .39
                     Fourth quarter        .825           .45

              1998:  First quarter         .90            .60
                     Second quarter        .825           .675
                     Third quarter         .7125          .375
                     Fourth quarter        .6875          .40625

      The above information is based on the bid price as furnished by the National Quotation Bureau. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. On July 20, 1998, subsequent to approval by the Company's Board of Directors and shareholders, the Company effected a fifteen-to-one reverse split of the Company's common stock. All applicable bid prices above have been adjusted to reflect this fifteen-to-one reverse split.

HOLDERS

      As of February 28, 1999, the common stock of the Company is estimated to be held beneficially by approximately 2,000 shareholders. No preferred stock is outstanding.

DIVIDENDS

      The Company has never paid cash dividends on its common equity. Arizona law may restrict the ability of a corporation to pay dividends. The Company does not expect to pay dividends in the foreseeable future, but rather expects to use any cash otherwise available for distribution to satisfy debt obligations and build business operations.

RECENT SALES OF UNREGISTERED SECURITIES

      On March 26, 1999, the Company sold 450,000 shares of its common stock to Donald Diamond at $1 per share for $450,000, and an additional 50,000 shares to David Goldstein also at $1 per share for $50,000, pursuant to Securities and Exchange Commission Regulation D under the Securities Act of 1933, as amended.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      The Company incurred a consolidated loss from continuing operations for the fourth quarter of 1998. Continuing operations in the fourth quarter of 1998 consisted primarily of rental property operations as the vehicle rental business was sold on October 1, 1998.

LIQUIDITY AND CAPITAL RESOURCES

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

      The Acquisition Agreement provided for the payment by Dollar to SCRS of the sum of $3,835,000 as the purchase price. The purchase price consisted of the sum of $3,635,000 paid in cash to SCRS on the Closing Date net of any obligations, actual or estimated, owed to and by Dollar under the normal course of operations of SCRS, and a holdback amount of $200,000 related to any obligations or indemnities of SCRS, under the Acquisition Agreement. In December 1998, Dollar remitted $100,000 of the holdback amount to SCRS, subsequent to the transfer of all rental vehicles back to Dollar under the Master Lease Agreement, pursuant to the Acquisition Agreement. In January 1999, Dollar and SCRS finalized all post-closing obligations between each party in accordance with the Acquisition Agreement. As provided by the Post-Closing Statement agreed to and signed by both parties, an additional $75,000 of the holdback was remitted to SCRS with the remaining $25,000 related to any obligations, or indemnities, to be held until October 1, 1999. The assets sold and agreements terminated pursuant to the Acquisition Agreement accounted for over 99% of the Company's total revenues in 1998. The Company anticipates that with its current cash position due to the related sale, it should meet its operational cash flow needs for the remainder of 1999. However, due to any unforeseen circumstances that could occur outside the Company's control, there can be no assurance that adequate cash flows from the Company's present cash position and operations will be achieved.

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

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 1998, COMPARED WITH YEAR ENDED DECEMBER 31, 1997

      The Company reported net income of $3,701,000 during 1998 in comparison to a net loss of $1,199,000 in 1997. The 1998 results include net income of $3,884,000 from discontinued operations as discussed in Note 3 to the Consolidated Financial Statements. The 1997 results include a loss of $375,000 from impairment of a mining interest as discussed in Note 6 to the Consolidated Financial Statements. Additionally, the 1997 results include a net loss of $766,000 from discontinued operations as discussed in Note 3 to the Consolidated Financial Statements. General and administrative expenses for both 1998 and 1997 reflect only a small portion of total general and administrative expenses actually incurred by the Company due to the allocation of those related expenses attributable to discontinued operations during both years. Total general and administrative expenses incurred during 1998 and 1997, before allocation to discontinued operations, were $645,000 and $602,000 respectively. The change in the results from discontinued operations of Dollar Rent A Car from a loss of $766,000 in 1997 to income of $1,018,000 in 1998 was primarily due to the Company's ability to bill and collect airport access charges from its customers which did not occur during the first five months of 1997. Additionally, the Company recognized greater losses on the sale of risk vehicles in a weak vehicle wholesale market during 1997 as compared to minimal losses incurred during 1998.

      VEHICLE RENTAL ACTIVITIES. Revenues from rental car activities accounted for 99% of total revenues from operations in 1998. As previously discussed, the rental car business was sold to Dollar Rent A Car Systems, Inc. effective October 1, 1998 and has been accounted for as a discontinued operation as discussed in Note 3 to the Consolidated Financial Statements.

      OTHER ACTIVITIES Rental property ownership and lease management is the Company's only current activity. Gross lease income is currently at $125,000 per year.

CAPITAL REQUIREMENTS

      The Company does not have any material plans for future capital expenditures at the present time.

IMPACT OF INFLATION

      Inflation has not had a significant impact on the Company's results of operations.

YEAR 2000 ISSUES

      The Company is in the process of completing a review of its Year 2000 issues and has completed its review of internal systems. The majority of the Company's application software programs are Year 2000 compliant. The Company believes that with modifications and updates to existing software (primarily by the software vendors), the Year 2000 problem will not pose significant operational problems for the Company's internal systems. The Company also believes that any remediation costs to become Year 2000 compliant will not be material. The Company is also continuing to verify the Year 2000 readiness of third parties and will develop a contingency plan at that point in time when the Company believes a material vendor, customer, or other third party will not be compliant.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

      Certain statements contained in this report, including statements containing the words "believes," "anticipates," "intends," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to the safe harbors created thereby. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to be materially different from the forward-looking statements. Such factors include, among others, the following: the fact that the Company, following the sale of assets to Dollar, has no significant operations; the risk that the Company will not be able to complete any acquisitions to re-establish significant operations; the risk that all of the foregoing factors or other factors could cause fluctuations in the Company's operating results and the price of the Company's common stock; and other risks detailed in this report and from time to time in the Company's other filings with the Securities and Exchange Commission. Given these uncertainties, readers should not place undue reliance on such forward-looking statements.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       INDEX         PAGE

Stratford American Corporation and Subsidiaries Consolidated
Financial Statements

     Independent Auditors' Report                                     8

     Consolidated Balance Sheet as of December 31, 1998               9

     Consolidated Statements of Operations for the years ended
     December 31, 1998 and 1997                                      10

     Consolidated Statements of Shareholders'
     Equity (Deficiency) for the years ended
     December 31, 1998 and 1997                                      11

     Consolidated Statements of Cash Flows for the years
     ended December 31, 1998 and 1997                                12

     Notes to Consolidated Financial Statements                      13

Certain schedules are omitted as the required information is inapplicable or not present in amounts sufficient to require submission of the schedule, or because the required information is presented in the consolidated financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Stratford American Corporation:

We have audited the accompanying consolidated balance sheet of Stratford American Corporation and subsidiaries as of December 31, 1998, and the related consolidated statements of operations, shareholders' equity (deficiency), and cash flows for each of the years in the two-year period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stratford American Corporation and subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for each of the years in the two-year period then ended in conformity with generally accepted accounting principles.


                                                KPMG LLP


Phoenix, Arizona
February 26, 1999, except as to Note 15
  which is as of March 26, 1999

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1998

                                     ASSETS

Cash and cash equivalents                                          $  2,111,000
Receivables:
  Trade, less allowance for doubtful accounts of $2,000                 179,000
  Mortgages                                                              51,000
                                                                   ------------
                                                                        230,000
Rental properties, net                                                  500,000
Other assets                                                             74,000
                                                                   ------------

                                                                   $  2,915,000
                                                                   ============
                      LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                                                   $     34,000
Notes payable and other debt                                            509,000
Accrued liabilities                                                     149,000
Net liabilities of discontinued operations                               20,000
Minority interest                                                       304,000
                                                                   ------------

    Total liabilities                                                 1,016,000

Shareholders' equity:
  Nonredeemable preferred stock, par value $.01 per share;
    authorized 50,000,000 shares, none issued
  Common stock, par value $.01 per share; authorized
    100,000,000 shares;
    issued and outstanding 5,871,787 shares                              59,000
  Additional paid-in capital                                         26,803,000
  Retained earnings (deficit)                                       (24,952,000)
  Treasury stock, 1,967 shares at cost                                  (11,000)
                                                                   ------------
                                                                      1,899,000
                                                                   ------------
Commitments, contingencies and subsequent event
                                                                   $  2,915,000
                                                                   ============

      See accompanying notes to consolidated financial statements.

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                          1998          1997
                                                      ----------    -----------
REVENUES:
  Interest and other income                           $  112,000    $    62,000
                                                      ----------    -----------
EXPENSES:
  General and administrative                             211,000         64,000
  Depreciation and amortization                           25,000         17,000
  Interest                                                50,000         39,000
  Loss on impairment - mining interest                                  375,000
  Minority interest                                        9,000
                                                      ----------    -----------
                                                         295,000        495,000
                                                      ----------    -----------

LOSS FROM CONTINUING OPERATIONS                         (183,000)      (433,000)

DISCONTINUED OPERATIONS:
 Income (loss) from operations of Dollar
  Rent A Car, net of tax of $20,000 in 1998            1,018,000       (766,000)
 Gain on sale of Dollar Rent A Car, net of
   tax of $62,000                                      3,287,000
 Minority interest                                      (421,000)
                                                      ----------    -----------

    Income (loss) from discontinued operations         3,884,000       (766,000)
                                                      ----------    -----------

NET INCOME (LOSS)                                     $3,701,000    $(1,199,000)
                                                      ==========    ===========
Basic and diluted net income (loss) per share:
  Loss from continuing operations                     $    (0.03)   $     (0.08)
  Income (loss) from discontinued operations          $     0.66    $     (0.13)
                                                      ----------    -----------
Basic and diluted net income (loss) per share         $     0.63    $     (0.21)
                                                      ==========    ===========

          See accompanying notes to consolidated financial statements.

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)
                     YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                                             Total
                          Common Stock      Additional    Retained      Treasury Stock    shareholders'
                       ------------------    paid-in      earnings     ----------------      equity
                         Shares    Amount    capital      (deficit)    Shares    Amount   (deficiency)
                         ------    ------    -------      ---------    ------    ------   ------------
Balance,
  December 31, 1996    5,605,120  $56,000  $26,726,000  $(27,454,000)   1,967   $(11,000) $  (683,000)
  Common stock issued    266,667    3,000       77,000                                         80,000
Net loss                                                  (1,199,000)                      (1,199,000)
                       ---------  -------  -----------  ------------    -----   --------  -----------
Balance,
  December 31, 1997    5,871,787  $59,000  $26,803,000  $(28,653,000)   1,967   $(11,000) $(1,802,000)
Net income                                                 3,701,000                        3,701,000
                       ---------  -------  -----------  ------------    -----   --------  -----------
Balance,
  December 31, 1998    5,871,787  $59,000  $26,803,000  $(24,952,000)   1,967   $(11,000) $ 1,899,000
                       =========  =======  ===========  ============    =====   ========  ===========

          See accompanying notes to consolidated financial statements.

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                            1998         1997
                                                          --------     --------
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:
 Loss from continuing operations                        $ (183,000)   $(432,000)
 Adjustments to reconcile loss from continuing
  operations to net cash provided by (used for)
  continuing operating activities:
   Depreciation and amortization                            25,000       17,000
   Loss on impairment of mining interest                                375,000
   Loss on write off of stock investment                    39,000
   Minority interest in consolidated subsidiary              9,000

 Changes in assets and liabilities:
   Decrease (increase) in accounts and
    mortgages receivable                                  (144,000)      50,000
   Decrease (increase) in other assets                       5,000      (29,000)
   Decrease in accounts payable                            (70,000)      (2,000)
   Increase in accrued liabilities                          80,000       28,000
                                                        ----------    ---------

NET CASH PROVIDED BY (USED FOR) CONTINUING
  OPERATING ACTIVITIES                                    (239,000)       7,000
                                                        ----------    ---------

CASH FLOWS FROM CONTINUING INVESTING ACTIVITIES:
  Purchase of rental property                             (501,000)
  Purchases of property and equipment                      (20,000)
                                                        ----------

NET CASH USED FOR CONTINUING INVESTING ACTIVITIES         (521,000)
                                                        ----------

CASH FLOWS FROM CONTINUING FINANCING ACTIVITIES:
  Payment on other debt                                   (147,000)    (409,000)
  Proceeds from rental property financing                  226,000
  Proceeds from issuance of common stock                                 80,000
                                                        ----------    ---------

NET CASH PROVIDED BY (USED FOR) CONTINUING
  FINANCING ACTIVITIES                                      79,000     (329,000)

NET CASH PROVIDED BY DISCONTINUED OPERATIONS             2,624,000      317,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     1,943,000       (5,000)

CASH AND CASH EQUIVALENTS, beginning of year               168,000      173,000
                                                        ----------    ---------

CASH AND CASH EQUIVALENTS, end of year                   2,111,000      168,000
                                                        ==========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid during the period                       $   46,000    $  16,000
                                                        ==========    =========

      See accompanying notes to consolidated financial statements.

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997

NOTE 1 - NATURE OF BUSINESS

      Stratford American Corporation (the "Company") presently has no significant operations. Through one of its subsidiaries, the Company owns and leases certain real estate, its only remaining business segment.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND PRESENTATION

      The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

      On July 20, 1998, subsequent to approval by the Company's Board of Directors and shareholders, the Company effected a fifteen-to-one reverse stock split of the Company's common stock. All share amounts, share prices and net income (loss) per share have been retroactively adjusted to reflect this reverse split.

CASH AND CASH EQUIVALENTS

      The Company considers all highly liquid investments with original maturities of 3 months or less to be cash equivalents. The carrying amount approximates fair value because of the short maturity of the financial instruments.

RENTAL PROPERTIES

      Rental properties are recorded at cost. Depreciation is recorded based on the straight-line method over an estimated useful life of 39 years.

INCOME TAXES

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

NET INCOME (LOSS) PER COMMON SHARE

      The Company calculates basic and diluted net income (loss) per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128 "Earnings Per Share". Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during each period ( 5,871,787 shares for 1998 and 5,793,248 shares for 1997). Diluted net income (loss) per share is the same as basic net income (loss) per share in both 1998 and 1997 due to the antidilutive effect of common stock equivalents on loss from continuing operations.

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997

USE OF ESTIMATES

      Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

RECLASSIFICATIONS

      Certain amounts in the accompanying 1997 financial statements have been reclassified to conform with the 1998 presentation.

NOTE 3 - SALE OF DISCONTINUED OPERATIONS

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

      The Acquisition Agreement provided for the payment by Dollar to SCRS of the sum of $3,835,000 as the purchase price. The purchase price consisted of the sum of $3,635,000 paid in cash to SCRS on the Closing Date net of any obligations, actual or estimated, owed to and by Dollar under the normal course of operations of SCRS, and a holdback amount of $200,000 related to any obligations or indemnities of SCRS, under the Acquisition Agreement. In December 1998, Dollar remitted $100,000 of the holdback amount to SCRS, subsequent to the transfer of all rental vehicles back to Dollar under the Master Lease Agreement, pursuant to the Acquisition Agreement. In January 1999, Dollar and SCRS finalized all post-closing obligations between each party in accordance with the Acquisition Agreement. As provided by the Post-Closing Statement agreed to and signed by both parties, an additional $75,000 of the holdback was remitted to SCRS with the remaining $25,000 related to any obligations, or indemnities, to be held until October 1, 1999. The assets sold and agreements terminated pursuant to the Acquisition Agreement accounted for over 99% of the Company's total revenues in 1998.

      On the same day as the Closing Date, SCRS exercised an option to purchase the property which includes the Phoenix Dollar Rent A Car base operation facilities located near Sky Harbor International Airport for $502,000. Simultaneously, Dollar entered into a long term lease with SCRS to utilize the base operations. See Note 5.

      The vehicle rental business of SCRS has been accounted for as a discontinued operation and, accordingly, its net liabilities, results of operations and cash flows are segregated for all periods presented in the consolidated financial statements.

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997

      The components of net liabilities of discontinued operations as of December 31, 1998 are as follows:

                                                   December 31, 1998
                                                   -----------------
               Accounts receivable, net                $  5,000
               Accounts payable                         (25,000)
                                                       --------
                                                        (20,000)
                                                       ========

      Following is a summary of the operating results and sale of the discontinued operations for the years ended December 31, 1998 and 1997.

                                                 Year Ended December 31,
                                              ---------------------------
                                                 1998             1997
                                                 ----             ----
         Revenues                             $9,720,000      $12,999,000

         Expenses                              8,702,000       13,765,000
                                              ----------      -----------
         Income (loss) from
          discontinued operations, net
          of tax of $20,000 in 1998           $1,018,000      $  (766,000)
                                              ==========      ===========
         Gain on sale of discontinued
           operations, net of tax
           of $62,000                          3,287,000
                                              ==========

      There was no income tax benefit associated with the loss from discontinued operations for the year ended December 31, 1997 as the loss for the period served to increase net operating loss carryforwards attributable to the Company. The tax associated with the income from discontinued operations and gain on sale of discontinued operations in 1998 resulted from alternative minimum tax limitations on net operating loss carryforwards applied to those amounts.

NOTE 4 - MORTGAGES RECEIVABLE

      Mortgages receivable, secured by second deeds of trust on residential property, bear interest at 10.5% per annum. Total principal and interest payments are amortized over the 30-year life of the mortgages and are payable in equal monthly installments. The principal payments to be received on the mortgages receivable are as follows:

            Year ending December 31:
                     1999                         $ 3,000
                     2000                           4,000
                     2001                           4,000
                     2002                           4,000
                     2003                           5,000
                     Thereafter                    31,000
                                                  -------
                                                  $51,000
                                                  =======

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997

NOTE 5 - RENTAL PROPERTIES

      Rental property consists of the following as of December 31, 1998:

                Land                                     $201,000
                Buildings and improvements                301,000

                Accumulated depreciation                   (2,000)
                                                         --------
                                                         $500,000
                                                         ========

Effective October 1, 1998, the Company entered into a long-term lease agreement with Dollar related to this rental property. The property is leased to Dollar at a current rate of $125,000 per year with a 2.5% increase to occur each year, beginning October 1, 1999. The lease expires on June 30, 2009.

NOTE 6 - MINING INTEREST

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

      This third party has not conducted exploration activities since July 1989, as permitted by the agreement. Activity is not required until the price of gold exceeds $400 for a period of ninety consecutive days. The Company recorded a write-down of $551,000 in 1993 as a result of the length of time without exploration activities and the fact that the price of gold had not exceeded $400 per ounce since those activities ceased. In December 1997, the remaining book value of $375,000 was written off due to impairment caused by continued depressed gold prices.

NOTE 7 -  NOTES PAYABLE AND OTHER DEBT

      Notes payable and other debt consist of the following as of December 31, 1998:

      Note payable; matures June 2003, principal
      and interest payments due monthly, interest @ 10%          $216,000

      Note payable to an officer of the Company
      matures September 2002, principal and interest due
      monthly, interest @ 12%                                     216,000

      Capital lease obligations (Note 9)                           30,000

      Other; interest @ 10.5%, matures 2010                        47,000
                                                                 --------
                                                                 $509,000
                                                                 ========

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997

      Under notes payable and other debt loan provisions in effect as outlined above, principal payments due are as follows:

             Year ending December 31:
                    1999                      $263,000
                    2000                        47,000
                    2001                        49,000
                    2002                        46,000
                    2003                        50,000
                    Thereafter                  54,000
                                              --------
                                              $509,000
                                              ========

In February 1999, the $216,000 note payable to an officer was paid by the Company. As such, the above maturity table reflects this $216,000 note as being due in 1999.

NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS

      Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", requires that the Company disclose estimated fair values for its financial instruments.

      The carrying amount of cash and cash equivalents, trade receivables, accounts payable and accrued liabilities approximates fair value as they are expected to be collected or paid within 90 days of year end. The fair value of the Company's mortgages receivable and debt is estimated to be equal to its carrying value and is based on quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

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

      Since the fair value is estimated as of December 31, 1998, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997

NOTE 9 - OBLIGATIONS UNDER CAPITAL LEASES

      The Company has telephone equipment capital lease agreements, which expire in 2000 through 2001. The combined cost of the equipment is $60,000 and is included in other assets.

      A summary of the present value of future minimum capital lease payments are as follows:

      Year ending December 31:
              1999                                                $17,000
              2000                                                 11,000
              2001                                                  8,000
                                                                  -------
      Total minimum capital lease payments                         36,000

      Less amount representing interest                             6,000
                                                                  -------
      Present value of future minimum capital lease payments      $30,000
                                                                  =======

NOTE 10 - MINORITY INTEREST

      In June 1994, SCRS issued common stock equal to 20% of the outstanding shares as consideration due under certain loans obtained for use in the acquisition of the Dollar Rent A Car operations. In August 1998, a 2% shareholder sold its shares back to the Company at an agreed upon price. The Company owns 82% of the outstanding shares of SCRS as of December 31, 1998.

      At December 31, 1998, the Company has recorded $304,000 in minority interest liability, which represents the 18% minority interest share in the cumulative net income of SCRS and the gain on sale of the Dollar discontinued operations. The Company has allocated certain corporate general and administrative expenses to SCRS for the period of time that SCRS operated the Dollar franchise based on the percentage of consolidated revenues generated by those operations. Management believes this allocation methodology is reasonable.

NOTE 11 - COMMON STOCK OPTIONS

      Options to purchase 100,000 shares, at $.50 per share, were granted to certain directors in November 1998. As of December 31, 1998, options to purchase 133,333 shares of the Company's common stock remain outstanding, with 33,333 shares at an exercise price of $.75 per share expiring in September 1999 and 100,000 shares at an exercise price of $.50 per share expiring in November 2001.

      In 1997, options to purchase 266,667 shares of common stock were exercised for an aggregate purchase price of $80,000.

NOTE 12 - INCOME TAXES

      The Company incurred income tax expense of $82,000 for the year ended December 31, 1998 due to alternative minimum tax limitations on net operating loss carry forwards applied to income from discontinued operations and the gain on sale of discontinued operations for the year. There was no income tax benefit associated with the net loss for the year ended December 31, 1997.

      The following net operating loss and investment tax credit carryforwards are available at December 31, 1998, to offset future taxable income and income taxes as follows:

                                                 Year
                                                expires         Amount
                                                -------         ------
               Net operating loss              2005-2012      $8,100,000
               Investment tax credits          1999-2000         179,000

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997

      If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of the carryforwards which can be utilized, which could potentially impair the ability to utilize the full amount of the carryforward.

      There are no deferred tax assets or liabilities reflected in the accompanying Consolidated Balance Sheet as of December 31, 1998. The tax effect associated with the types of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts that exist as of December 31, 1998 are as follows:

            Allowance for mining interest impairment
             and stock investment loss                      $   370,000
            Net operating loss carryforwards and
             investment tax credits                           2,700,000
            Other                                               105,000
                                                            -----------
                                                              3,175,000
            Valuation allowance                              (3,175,000)
                                                            -----------
            Net deferred tax asset                          $         0
                                                            ===========

      The valuation allowance offsets the deferred tax asset due to the taxable losses the Company has experienced in recent years. The valuation allowance decreased by $1,282,000 in 1998, but had no effect on net income.

NOTE 14 - OPERATING LEASE COMMITMENTS

      The aggregate future minimum lease commitments under noncancelable operating leases are as follows:

            Year ending December 31, 1999       $74,000

      Stratford American Corporation leases corporate office space with annual lease payments of $99,000. The lease expires in September 1999. Total rental expense was $39,000 in 1998 and $57,000 in 1997. Rental expense for each of the two years was reduced by income received from subleases, as well as concessions received from landlord due to damaged tenant improvements incurred during 1998.

NOTE 15 - SUBSEQUENT EVENT

      On March 26, 1999, 500,000 shares of the Company's common stock were issued to certain private investors, at $1 per share.

NOTE 16 - CONTINGENCIES

      The Company is involved in litigation and claims arising in the normal course of operations. In the opinion of management based on consultation with legal counsel, losses, if any, from the litigation are immaterial; therefore, no provision has been made in the accompanying financial statements for losses, if any, that might ultimately result from the outcome of these matters.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      The Company has not changed its accountants nor had any disagreements with accountants on matters of accounting principles or practices, financial disclosures, or auditing scope or procedure during its two most recent fiscal years.

                                    PART III

ITEMS 9, 10, 11 AND 12

      The information called for by Part III (Items 9, 10, 11 and 12) is incorporated herein by reference from the material included under the captions "Elections of Directors," "Principal Shareholders," and "Executive Compensation" in Stratford American Corporation's definitive proxy statement (to be filed pursuant to Regulation 14A) for its Annual Meeting of Shareholders to be held July 2, 1999 (the "1999 Proxy Statement"), except that the information regarding executive officers called for by Item 401 of Regulation S-B is included in Part I of this report on page 4. The 1999 Proxy Statement is being prepared and is expected to be filed with the Securities and Exchange Commission in definitive form on or about April 30, 1999 and is expected to be furnished to shareholders on or about May 31, 1999.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES - See "Item 7 - Financial Statements and Supplementary Data" above.

(b)  REPORTS ON FORM 8-K

     Report dated October 28, 1998 with respect to the sale of the Company's Dollar Rent A Car operations effective October 1, 1998, including Acquisition Agreement dated as of September 24, 1998 and Press Release dated October 1, 1998.

(c)  EXHIBITS - See index beginning on page 22

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

                                      STRATFORD AMERICAN CORPORATION
                                      Registrant

Date: March 31, 1999                  By /s/ David H. Eaton
                                        -----------------------
                                        David H. Eaton, Chairman of the Board

              Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 1999          By /s/ David H. Eaton
                                -----------------------
                                David H. Eaton, Chairman of the Board
                                and Chief Executive Officer
                                (Principal Executive Officer)

Date: March 31, 1999          By /s/ Mel L. Shultz
                                -------------------------
                                Mel L. Shultz, President and Director

Date: March 31, 1999          By /s/ Gerald J. Colangelo
                                -------------------------
                                Gerald J. Colangelo, Director

Date: March 31, 1999          By /s/ Richard H. Dozer
                                -----------------------
                                Richard H. Dozer, Director

Date: March 31, 1999          By /s/ Dale M. Jensen
                                -----------------------
                                Dale M. Jensen, Director

Date: March 31, 1999          By /s/ Mitchell S. Vance
                                -----------------------
                                Mitchell S. Vance, Director

Date: March 31, 1999          By /s/ Timothy A. Laos
                                -----------------------
                                Timothy A. Laos, Chief Financial Officer
                                (Principal Financial Officer and
                                Principal Accounting Officer)

                                 EXHIBITS INDEX

Exhibits 10.39, 27.1 and 27.2 are the only exhibits originally filed with this report. The Company hereby incorporates all other exhibits by reference pursuant to Rule 12b-32, each of which (except Exhibits 3.3, 10.11, 10.15 through 10.38, 22.1) was filed as an exhibit to the Company's Registration on Form 10 which was filed July 22, 1988, and amended on October 7, 1988, and December 8, 1988.
Exhibit 3.3 was filed with the Company's Registration Statement on Form S-1 on June 12, 1989, with the Securities and Exchange Commission. Exhibit 10.11 was filed as Exhibit 10.30 to the 10-K for the four months ended December 31, 1988, which was filed with the Securities and Exchange Commission on April 11, 1989. Exhibits 10.15 and 10.16 were filed as Exhibits 10.1 and 10.2 to the Company's Form 10-Q for the Quarterly Period Ended June 30, 1990, which was filed on August 14, 1990, with the Securities and Exchange Commission. Exhibits 10.17 and
10.18 were filed as Exhibits 10.44 and 10.46 to the Company's Registration on Form S-1 which was filed with the Securities and Exchange Commission on October 1, 1990, and amended on November 8, 1990. Exhibit 10.19 was filed as Exhibit
10.1 to the Company's Form 10-QSB for the Quarterly Period Ended September 30, 1993, which was filed with the Securities and Exchange Commission on November 11, 1993. Exhibits 10.20 through 10.23 were filed as Exhibits 1 through 4 to the Company's Form 8-K which was filed with the Securities and Exchange Commission on June 14, 1994 and amended on August 9, 1994. Exhibit 10.21 was refiled as
Exhibit 10.2 to the Company's Form 10-QSB for the Quarterly Period Ended September 30, 1994, which was filed with the Securities and Exchange Commission on November 15, 1994. Exhibit 10.24 was filed as Exhibit 10.44 to the Company's Form 10-KSB for the year ended December 31, 1994, which was filed with the Securities and Exchange Commission on April 14, 1995. Exhibit 10.25 was filed as
Exhibit 10.1 to the Company's Form 10-QSB for the Quarterly Period Ended June 30, 1995, which was filed with the Securities and Exchange Commission on August 14, 1995. Exhibit 10.26 was filed as Exhibit 16.1 to the Company's Form 8-K which was filed with the Securities and Exchange Commission on February 22, 1996. Exhibits 10.27 through 10.29 were filed as Exhibits 10.52 through 10.54 to the Company's Form 10-KSB for the year ended December 31, 1995, which was filed with the Securities and Exchange Commission on April 15, 1996. Exhibits 10.30 through 10.37 were filed as Exhibits 10.55 through 10.62 to the Company's Form 10-KSB for the year ended December 31, 1996, which was filed with the Securities and Exchange Commission on March 31, 1997. Exhibit 10.38 was filed as Exhibit
2.1 to the Company's Form 8-K which was filed with the Securities and Exchange Commission on October 28, 1998. Exhibit 22.1 was filed with Form 10-KSB for the year ended December 31, 1996, which was filed with the Securities and Exchange Commission on March 31, 1997.

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

10.37    Subordination Agreement by Dollar Rent A Car Systems, Inc. and
         Imperial Bank, dated December 11, 1996                              N/A

10.38    Acquisition Agreement between Stratford American Car Rental
         Systems, Inc. and Dollar Rent A Car Systems, Inc. dated
         September 24, 1998.                                                 N/A

10.39    Net Lease Agreement between Stratford American Car Rental
         Systems, Inc. and Dollar Rent A Car Systems, Inc. dated
         October 1, 1998.                                                    25

22.1     Subsidiaries                                                        N/A

27.1     Financial Data Schedule for December 31, 1998                       46

27.2     Restated Financial Data Schedule for December 31, 1997              47

Note: Shareholders may obtain copies of Exhibits by making written request to the Secretary of the Corporation and paying copying costs of $0.10 per page, plus postage.