Form 10QSB
period 1999-03-31
STRATFORD AMERICAN CORP
filed 1999-05-14
CIK 836435

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ------------

                                   FORM 10-QSB
(Mark One)
      [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999


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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At March 31, 1999, 6,371,787 shares of the issuer's common stock were issued and outstanding.

                         STRATFORD AMERICAN CORPORATION

                                      INDEX


PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheet as of March 31, 1999                 3

Condensed Consolidated Statements of Operations for the three months
ended March 31, 1999 and 1998                                             4

Condensed Consolidated Statements of Cash Flows for the three months
ended March 31, 1999 and 1998                                             5

Notes to Condensed Consolidated Financial Statements                      6

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                            8



PART II.   OTHER INFORMATION

ITEM 2     CHANGES IN SECURITIES AND USE OF PROCEEDS                     10

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                              10

Signatures                                                               11

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1999
                                   (UNAUDITED)

ASSETS

      Cash and cash equivalents                                    $  2,338,000
      Receivables:
          Trade, less allowance for doubtful accounts of $2,000          15,000
          Mortgages                                                      50,000
                                                                   ------------
                                                                         65,000

      Rental properties, net                                            498,000
      Other assets                                                       62,000
      Net assets of discontinued operations                               2,000
                                                                   ------------

                                                                   $  2,965,000
                                                                   ============


LIABILITIES AND SHAREHOLDERS' EQUITY

      Accounts payable                                             $     42,000
      Notes payable and other debt                                      282,000
      Accrued liabilities                                                49,000
                                                                   ------------

              Total liabilities                                         373,000

      Minority interest                                                 303,000

      Shareholders' equity:
         Nonredeemable preferred stock, par value $.01 per share;
           authorized 50,000,000 shares, none issued
         Common stock, par value $.01 per share; authorized
           100,000,000 shares; issued and outstanding 6,371,787
           shares                                                        64,000
         Additional paid-in capital                                  27,298,000
         Retained earnings (deficit)                                (25,062,000)
         Treasury stock, 1,967 shares at cost                           (11,000)
                                                                   ------------

                                                                      2,289,000


                                                                   $  2,965,000
                                                                   ============

     See accompanying notes to condensed consolidated financial statements.

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                           For the three months
                                                              ended March 31,
                                                           ---------------------
                                                             1999         1998
                                                           ---------    --------
REVENUES:
  Interest and other income                                $  56,000    $ 22,000
                                                           ---------    --------

EXPENSES:
  General and administrative                                 133,000
  Depreciation and amortization                                8,000       4,000
  Interest                                                    11,000       9,000
  Minority interest                                            1,000
                                                           ---------    --------

                                                             153,000      13,000
                                                           ---------    --------

INCOME (LOSS) FROM CONTINUING OPERATIONS                     (97,000)      9,000


DISCONTINUED OPERATIONS:
  Income (loss) from operations of Dollar Rent A Car         (16,000)    869,000
  Minority interest                                            3,000
                                                           ---------    --------

    Income (loss) from discontinued operations               (13,000)    869,000
                                                           ---------    --------

NET INCOME (LOSS)                                          $(110,000)   $878,000
                                                           =========    ========

Basic and diluted net income (loss) per share:
  Income (loss) from continuing operations                 $   (0.02)   $   0.00
  Income (loss) from discontinued operations                   (0.00)       0.15
                                                           ---------    --------
Basic and diluted net income (loss) per share              $   (0.02)   $   0.15
                                                           =========    ========

     See accompanying notes to condensed consolidated financial statements.

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                         For the three months
                                                             ended March 31
                                                            1999         1998
                                                        -----------   ---------
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:
  Income (loss) from continuing operations              $   (97,000)  $   9,000
  Adjustments to reconcile  income (loss) from
    continuing operations to net cash used for
    continuing operating activities:
     Depreciation and amortization                            8,000       4,000
     Minority interest in consolidated subsidiary             1,000

  Changes in assets and liabilities:
    Decrease (increase) in accounts and mortgages
      receivable                                            164,000      (3,000)
    Decrease in other assets                                  7,000       9,000
    Increase (decrease) in accounts payable                   8,000     (33,000)
    Decrease in accrued liabilities                        (100,000)    (42,000)
                                                        -----------   ---------

NET CASH USED FOR CONTINUING OPERATING ACTIVITIES            (9,000)    (56,000)
                                                        -----------   ---------

CASH FLOWS FROM CONTINUING FINANCING ACTIVITIES:
     Payments on notes payable and other debt              (227,000)     (4,000)
     Proceeds from issuance of common stock                 500,000
                                                        -----------   ---------

NET CASH PROVIDED BY (USED FOR) CONTINUING
  FINANCING ACTIVITIES                                      273,000      (4,000)

NET CASH PROVIDED BY(USED FOR) DISCONTINUED OPERATIONS      (37,000)    420,000

NET INCREASE IN CASH AND CASH EQUIVALENTS                   227,000     360,000

CASH AND CASH EQUIVALENTS, beginning of period            2,111,000     168,000
                                                        -----------   ---------

CASH AND CASH EQUIVALENTS, end of period                $ 2,338,000   $ 528,000
                                                        ===========   =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid during the period                     $    11,000   $ 299,000
                                                        ===========   =========
    Taxes paid during the period                        $    82,000
                                                        ===========

     See accompanying notes to condensed consolidated financial statements.

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (unaudited)

1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of March 31, 1999, and the results of operations and cash flows for the three months ended March 31, 1999 and 1998. The accompanying condensed consolidated financial statements and notes do not include all disclosures considered necessary for a fair presentation in conformity with generally accepted accounting principles. Therefore, it is recommended that these accompanying statements be read in conjunction with the notes to consolidated financial statements appearing in the Company's Form 10-KSB for the year ended December 31, 1998.

2. The Company has no significant operations. Through one of its subsidiaries, the Company owns and leases certain real estate.

3. On October 1, 1998 (the "Closing Date"), Stratford American Car Rental Systems, Inc. ("SCRS"), a subsidiary of the Company, sold the personal property, equipment, improvements, fixtures, gasoline inventory, goodwill and general intangibles used in or related to SCRS's business to Dollar Rent A Car Systems, Inc., an Oklahoma corporation ("Dollar"), pursuant to the terms of the Acquisition Agreement (the "Acquisition Agreement")
     between SCRS and Dollar. Additionally, pursuant to the Acquisition Agreement, SCRS terminated the Master Lease Agreement by and between SCRS and Dollar, dated June 1, 1994, under which SCRS leased vehicles for use in its business, as well as other agreements related to the Master Lease Agreement.

     The Acquisition Agreement provided for the payment by Dollar to SCRS of the sum of $3,835,000 as the purchase price. The purchase price consisted of the sum of $3,635,000 paid in cash to SCRS on the Closing Date net of any obligations, actual or estimated, owed to and by Dollar under the normal course of operations of SCRS, and a holdback amount of $200,000 related to any obligations or indemnities of SCRS, under the Acquisition Agreement. In December 1998, Dollar remitted $100,000 of the holdback amount to SCRS, subsequent to the transfer of all rental vehicles back to Dollar under the Master Lease Agreement, pursuant to the Acquisition Agreement. In January 1999, Dollar and SCRS finalized all post -closing obligations between each party in accordance with the Acquisition Agreement. As provided by the Post-Closing Statement agreed to and signed by both parties, an additional $75,000 of the holdback was remitted to SCRS with the remaining $25,000 related to any obligations, or indemnities, to be held until October 1, 1999.

     On the same day as the Closing Date, SCRS exercised an option to purchase the property which includes the Phoenix Dollar Rent A Car base operation facilities located near Sky Harbor International Airport for $502,000. Simultaneously, Dollar entered into a long term lease with SCRS to utilize the base operations.

     The vehicle rental business of SCRS has been accounted for as a discontinued operation and, accordingly, its net assets, results of operations and cash flows are segregated for all periods presented in the consolidated financial statements.

4. The Company calculates basic and diluted net income (loss) per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128 "Earnings Per Share." Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during each period (5,905,120 shares for the three month period ended March 31, 1999 and 5,871,787 shares for the three month period ended March 31,
     1998).  Diluted net income (loss) per share is the same as basic net income
     (loss) per share for the three month period ended March 31, 1999 due to the antidilutive effect of common stock equivalents on loss from continuing operations and for the three month period ended March 31, 1998 due to the immaterial amount of common stock equivalents (33,333).

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (unaudited)

5. On March 26, 1999, 500,000 shares of the Company's common stock were issued to certain private investors, at $1 per share.


6. General and administrative expenses for the first quarter of 1999 and 1998 were allocated to discontinued operations in accordance with applicable revenue generated and corporate resources utilized. Management believes this allocation methodology is reasonable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company incurred a consolidated loss from continuing operations for the first quarter of 1999. Continuing operations in the first quarter of 1999 consisted primarily of rental property operations as the vehicle rental business was sold in 1998.

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

     The Company anticipates that with its current cash position due to the related sale of the car rental business and the sale of shares in March 1999, it should meet its operational cash flow needs for the remainder of 1999. However, due to any unforeseen circumstances that could occur outside the Company's control, there can be no assurance that adequate cash flows from the Company's present cash position and operations will be achieved.

     The Company continues to aggressively seek potential acquisitions in establishing its future direction. There can be no assurance that it will be able to locate suitable acquisition candidates or make any such acquisitions.

RESULTS OF OPERATIONS - QUARTER ENDED MARCH 31, 1999, COMPARED WITH QUARTER ENDED MARCH 31, 1998.

     The Company reported a net loss of $110,000 for the quarter ended March 31, 1999 compared to net income of $878,000 for the quarter ended March 31, 1998. The first quarter of 1999 results include a net loss of $13,000 from discontinued operations and the first quarter 1998 results include net income of $869,000 from discontinued operations. The first quarter 1999 loss from discontinued operations primarily consists of adjustments to previous estimates of discontinued operation expenses determined upon final reconciliation of contractual obligations to and from Dollar upon sale of the Dollar operations on October 1, 1998. Interest and other income increased from $22,000 in 1998 to $56,000 in 1999 primarily due to rental income received on property leased to Dollar in 1999.

     General and administrative expenses for the first quarter of 1999 and 1998 were allocated to discontinued operations in accordance with proportionate revenue generated and corporate resources utilized. Management believes this allocation methodology is reasonable. The increase in general and administrative expense from none in 1998 to 133,000 in 1999 is due to the fact that total general and administrative expense of $57,000 before allocation in 1998 was completely allocated to discontinued operations during the first quarter of 1998 as revenues generated during that time were over 99% of total consolidated revenues. The change in preallocated general and administrative expenses from $57,000 in 1998 to $168,000 in 1999 is primarily due to the agreed upon elimination of certain legal and professional fees accrued several years ago, during 1998.

RENTAL PROPERTY ACTIVITY. Rental property ownership and lease management is the Company's only current activity. Gross lease income is currently at $125,000 per year.

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


                           PART II. OTHER INFORMATION

Responses to Items 1 and 3 through 5 are omitted since these items are either inapplicable or the response thereto would be negative.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(c)  Recent sales of Unregistered Securities

     On March 26, 1999, the Company sold 450,000 shares of its common stock to Donald Diamond at $1 per share for $450,000, and an additional 50,000 shares to David Goldstein also at $1 per share for $50,000, pursuant to Securities and Exchange Commission Regulation D under the Securities Act of 1933, as amended.

     Items a, b and d are excluded since these sections are inapplicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

          See index beginning on page 12

     (b)  Reports on Form 8-K

          There were no reports on Form 8-K filed for the three months ended March 31, 1999.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           STRATFORD AMERICAN CORPORATION
                                           Registrant


Date: May 14, 1999                         By /s/ David H. Eaton
                                           -------------------------------------
                                           David H. Eaton, Chairman of the Board

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:         May 14, 1999       By /s/ David H. Eaton
                                   --------------------------------------
                                    David H. Eaton, Chairman of the Board
                                    and Chief Executive Officer
                                    (Principal Executive Officer)


Date:         May 14, 1999       By /s/ Mel L. Shultz
                                   --------------------------------------
                                    Mel L. Shultz, President and Director


Date:         May 14, 1999       By /s/ Gerald J. Colangelo
                                   --------------------------------------
                                    Gerald J. Colangelo, Director


Date:         May 14, 1999       By /s/ Richard H. Dozer
                                   --------------------------------------
                                    Richard H. Dozer, Director


Date:         May 14, 1999       By /s/ Dale M. Jensen
                                   --------------------------------------
                                    Dale M. Jensen, Director


Date:         May 14, 1999       By /s/ Mitchell S. Vance
                                   --------------------------------------
                                    Mitchell S. Vance, Director


Date:         May 14, 1999       By /s/ Timothy A. Laos
                                    -------------------------
                                    Timothy A. Laos, Chief Financial Officer
                                    (Principal Financial Officer and Principal
                                    Accounting Officer)

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

    3.1       Articles of Incorporation                                  N/A

    3.2       By-laws                                                    N/A

    3.3       Articles of Amendment to Articles of Incorporation         N/A

    4.1       Form of Common Stock Certificate                           N/A

    4.2       Form of Series "A" Preferred Stock Certificate             N/A

    4.3       Article IV of the Articles of Incorporation                N/A

    4.4       Article III of the Bylaws                                  N/A

   27.1       Financial Data Schedule - March 31, 1999                   13

   27.2       Restated Financial Data Schedule - March 31, 1998          14