Form 10QSB
period 1999-06-30
STRATFORD AMERICAN CORP
filed 1999-08-16
CIK 836435

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

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


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At June 30, 1999, 6,371,787 shares of the issuer's common stock were issued and outstanding.

                         STRATFORD AMERICAN CORPORATION

                                      INDEX


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheet as of June 30, 1999              3

         Condensed Consolidated Statements of Operations for the
         three and six months ended June 30, 1999 and 1998                     4

         Condensed Consolidated Statements of Cash Flows for the
         six months ended June 30, 1999 and 1998                               5

         Notes to Condensed Consolidated Financial Statements                  6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS                                             8

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                     10

Signatures                                                                    11

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 1999
                                   (UNAUDITED)


                                     ASSETS

Cash and cash equivalents                                          $  2,194,000
Receivables:
  Trade, less allowance for doubtful accounts of $2,000                  16,000
  Mortgages                                                              50,000
                                                                   ------------
                                                                         66,000

Rental properties, net                                                  496,000
Other assets                                                             48,000
                                                                   ------------
                                                                   $  2,804,000
                                                                   ============
                      LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                                                   $     39,000
Notes payable and other debt                                            271,000
Accrued liabilities                                                      40,000
Net liabilities of discontinued operations                                6,000
                                                                   ------------
    Total liabilities                                                   356,000

Minority interest                                                       304,000

Shareholders' equity:
  Nonredeemable preferred stock, par value $.01 per share;
    authorized 50,000,000 shares, none issued
  Common stock, par value $.01 per share; authorized
    100,000,000 shares; issued and outstanding 6,371,787 shares          64,000
  Additional paid-in capital                                         27,298,000
  Retained earnings (deficit)                                       (25,207,000)
  Treasury stock, 1,967 shares at cost                                  (11,000)
                                                                   ------------
                                                                      2,144,000
                                                                   ------------
                                                                   $  2,804,000
                                                                   ============

     See accompanying notes to condensed consolidated financial statements.

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                   For the three months     For the six months
                                      ended June 30,          ended June 30,
                                  --------------------   ----------------------
                                     1999       1998       1999         1998
                                  ---------   --------   ---------   ----------
REVENUES:
  Lease income                    $  32,000              $  63,000
  Interest and other income       $  25,000   $ 11,000   $  50,000   $   33,000
                                  ---------   --------   ---------   ----------
                                  $  57,000   $ 11,000   $ 113,000   $   33,000
EXPENSES:
  General and administrative        185,000     22,000     318,000       22,000
  Depreciation and amortization       7,000      6,000      15,000       10,000
  Interest                            9,000     12,000      20,000       21,000
  Minority interest                   1,000                  2,000
                                  ---------   --------   ---------   ----------
                                    202,000     40,000     355,000       53,000
                                  ---------   --------   ---------   ----------
LOSS FROM CONTINUING OPERATIONS    (145,000)   (29,000)   (242,000)     (20,000)

DISCONTINUED OPERATIONS:
  Income (loss) from operations
   of  Dollar Rent A Car                       190,000     (16,000)   1,059,000
  Minority interest                                          3,000
                                  ---------   --------   ---------   ----------
  Income (loss) from
   discontinued operations                     190,000     (13,000)   1,059,000
                                  ---------   --------   ---------   ----------
NET INCOME (LOSS)                 $(145,000)  $161,000   $(255,000)  $1,039,000
                                  =========   ========   =========   ==========
Basic and diluted net income
 (loss) per share:                    (0.02)     (0.00)      (0.04)       (0.00)
  Loss from continuing operations
Income (loss) from discontinued
  operations                           0.00       0.03       (0.00)        0.18
                                  ---------   --------   ---------   ----------
Basic and diluted net income
 (loss) per share                 $   (0.02)  $   0.03   $   (0.04)  $     0.18
                                  =========   ========   =========   ==========

See accompanying notes to condensed consolidated financial statements.

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                        For the six months
                                                           ended June 30
                                                     --------------------------
                                                        1999           1998
                                                     -----------    -----------
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:
  Loss from continuing operations                    $  (242,000)   $   (20,000)
  Adjustments to reconcile loss from continuing
  operations to net cash used for continuing
  operating activities:
    Depreciation and amortization                         15,000         10,000
    Minority interest in consolidated subsidiary           2,000

  Changes in assets and liabilities:
    Decrease in accounts and mortgages receivable        165,000         29,000
    Decrease in other assets                              14,000         19,000
    Increase (decrease) in accounts payable                6,000        (67,000)
    Decrease in accrued liabilities                     (109,000)       (25,000)
                                                     -----------    -----------
NET CASH USED FOR CONTINUING OPERATING ACTIVITIES       (149,000)       (54,000)
                                                     -----------    -----------
CASH FLOWS FROM CONTINUING INVESTING ACTIVITES
  Purchases of property and equipment                                   (27,000)
                                                     -----------    -----------
NET CASH USED FOR CONTINUING INVESTING ACTIVITIES                       (27,000)
                                                     -----------    -----------
CASH FLOWS FROM CONTINUING FINANCING ACTIVITIES:
  Payments on notes payable and other debt              (238,000)       (14,000)
  Proceeds from issuance of common stock                 500,000
                                                     -----------    -----------
NET CASH PROVIDED BY (USED FOR) CONTINUING
  FINANCING ACTIVITIES                                   262,000        (14,000)

NET CASH PROVIDED BY(USED FOR) DISCONTINUED
  OPERATIONS                                             (30,000)       374,000

NET INCREASE IN CASH AND CASH EQUIVALENTS                 83,000        279,000

CASH AND CASH EQUIVALENTS, beginning of period         2,111,000        168,000
                                                     -----------    -----------
CASH AND CASH EQUIVALENTS, end of period               2,194,000        447,000
                                                     ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid during the period                    $    20,000    $    17,000
                                                     ===========    ===========
  Taxes paid during the period                       $    82,000    $
                                                     ===========    ===========

     See accompanying notes to condensed consolidated financial statements.

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (unaudited)


1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of June 30, 1999, and the results of operations and cash flows for the six months ended June 30, 1999 and 1998. The accompanying condensed consolidated financial statements and notes do not include all disclosures considered necessary for a fair presentation in conformity with generally accepted accounting principles. Therefore, it is recommended that these accompanying statements be read in conjunction with the notes to consolidated financial statements appearing in the Company's Form 10-KSB for the year ended December 31, 1998.

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

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (unaudited)


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

4. The Company calculates basic and diluted net income (loss) per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128 "Earnings Per Share." Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during each period (6,371,787 and 6,139,743 shares for the three and six month periods ended June 30, 1999, respectively, and 5,871,787 shares for both the three and six month periods ended June 30, 1998). Diluted net loss per share is the same as basic net loss per share for all periods presented due to the antidilutive effect of common stock equivalents on loss from continuing operations.

5. On March 26, 1999, 500,000 shares of the Company's common stock were issued to certain private investors, at $1 per share.

6. General and administrative expenses for the first quarter of 1999 and the first and second quarters of 1998 were allocated to discontinued operations in accordance with applicable revenue generated and corporate resources utilized. Management believes this allocation methodology is reasonable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company incurred a consolidated loss from continuing operations for the second quarter of 1999. Continuing operations during the first six months of 1999 consisted primarily of rental property operations as the vehicle rental business was sold in 1998.

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

     The Company anticipates that with its current cash position due to the sale of the car rental business and the sale of shares in March 1999, it should meet its operational cash flow needs for the remainder of 1999. However, due to any unforeseen circumstances that could occur outside the Company's control, there can be no assurance that adequate cash flows from the Company's present cash position and operations will be achieved.

     The Company continues to aggressively seek potential acquisitions in establishing its future direction. There can be no assurance that it will be able to locate suitable acquisition candidates or make any such acquisitions.

RESULTS OF OPERATIONS - QUARTER ENDED JUNE 30, 1999, COMPARED WITH QUARTER ENDED JUNE 30, 1998.

     The Company reported a net loss of $145,000 and $255,000 during the three and six month periods ended June 30, 1999, respectively, compared to net income of $161,000 and $1,039,000 during the three and six month periods ended June 30, 1998, respectively. The six month period ended June 30, 1999 results include a net loss of $13,000 from discontinued operations and the six month period ended June 30, 1998 results include net income of $1,059,000 from discontinued operations. The $13,000 loss from discontinued operations for the six month period ended June 30, 1999 consists of adjustments, recorded in the first quarter of 1999, related to previous estimates of discontinued operation expenses determined upon final reconciliation of contractual obligations to and from Dollar upon sale of the Dollar operations on October 1, 1998. Revenues increased from $11,000 and $33,000 during the three and six month periods ended June 30, 1998, respectively, to $57,000 and $113,000 during the three and six month periods ended June 30, 1999, respectively, due to lease income received on property leased to Dollar in 1999.

     General and administrative expenses for the first quarter of 1999 and the first and second quarters of 1998 were allocated to discontinued operations in accordance with proportionate revenue generated and corporate resources utilized. Management believes this allocation methodology is reasonable. The increase in general and administrative expense from $22,000 in the second quarter of 1998 to $185,000 in the second quarter of 1999 is due to the fact that 87% of the total general and administrative expense of $166,000 was allocated to discontinued operations during the second quarter of 1998 due to the discontinued operations being the primary activity during that time.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          See index beginning on page 12

     (b)  Reports on Form 8-K

          There were no reports on Form 8-K filed for the three months ended June 30, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        STRATFORD AMERICAN CORPORATION
                                        Registrant


Date: August 13, 1999                   By /s/ Mel L. Shultz
                                           -------------------------------------
                                           Mel L. Shultz, President and Director



Date: August 13, 1999                   By /s/ Timothy A. Laos
                                           -------------------------------------
                                           Timothy A. Laos, Chief Financial
                                           Officer (Principal Financial Officer
                                           and Principal Accounting Officer)

                                  EXHIBIT INDEX

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
  3.1             Articles of Incorporation                                  N/A

  3.2             By-laws                                                    N/A

  3.3             Articles of Amendment to Articles of Incorporation         N/A

  4.1             Form of Common Stock Certificate                           N/A

  4.2             Form of Series "A" Preferred Stock Certificate             N/A

  4.3             Article IV of the Articles of Incorporation                N/A

  4.4             Article III of the Bylaws                                  N/A

 27.1             Financial Data Schedule - June 30, 1999                    13

 27.2             Restated Financial Data Schedule - June 30, 1998           14