Form 10QSB
period 1999-09-30
STRATFORD AMERICAN CORP
filed 1999-11-15
CIK 836435

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended September 30, 1999


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

At September 30, 1999, 6,371,787 shares of the issuer's common stock were issued and outstanding.

                         STRATFORD AMERICAN CORPORATION

                                      INDEX


PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheet as of September 30, 1999                  3

Condensed Consolidated Statements of Operations for the
three and nine months ended September 30, 1999 and 1998                        4

Condensed Consolidated Statements of Cash Flows for the
nine months ended September 30, 1999 and 1998                                  5

Notes to Condensed Consolidated Financial Statements                           6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS                                    8



PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                      10

Signatures                                                                    11

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

                                     ASSETS

  Cash and cash equivalents                                        $  2,029,000
  Receivables:
    Trade, less allowance for doubtful accounts of $2,000                 3,000
    Mortgages                                                            49,000
                                                                   ------------
                                                                         52,000

  Rental properties, net                                                494,000
  Other assets                                                           80,000
                                                                   ------------

                                                                   $  2,655,000
                                                                   ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

  Accounts payable                                                 $     47,000
  Notes payable and other debt                                          259,000
  Accrued liabilities                                                   130,000
                                                                   ------------

          Total liabilities                                             436,000

  Minority interest                                                     300,000

  Shareholders' equity:
     Nonredeemable preferred stock, par value $.01 per share;
       authorized 50,000,000 shares, none issued
     Common stock, par value $.01 per share; authorized
       100,000,000 shares; issued and outstanding
       6,371,787 shares                                                  64,000
     Additional paid-in capital                                      27,298,000
     Retained earnings (deficit)                                    (25,432,000)
     Treasury stock, 1,967 shares at cost                               (11,000)
                                                                   ------------
                                                                      1,919,000
                                                                   ------------

                                                                   $  2,655,000
                                                                   ============

     See accompanying notes to condensed consolidated financial statements.

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                        For the three months          For the nine months
                                        ended September 30,           ended September 30,
                                     --------------------------    --------------------------
                                        1999           1998           1999           1998
                                     -----------    -----------    -----------    -----------
REVENUES:
  Lease income                       $    31,000                   $    94,000
  Interest and other income               33,000    $    11,000         83,000    $    44,000
                                     -----------    -----------    -----------    -----------

                                          64,000         11,000        177,000         44,000
EXPENSES:
  General and administrative             279,000         15,000        597,000         37,000
  Depreciation and amortization            8,000          6,000         23,000         16,000
  Interest                                 5,000         12,000         25,000         33,000
  Minority interest                       (3,000)                       (1,000)
                                     -----------    -----------    -----------    -----------
                                         289,000         33,000        644,000         86,000
                                     -----------    -----------    -----------    -----------

LOSS FROM CONTINUING OPERATIONS         (225,000)       (22,000)      (467,000)       (42,000)

DISCONTINUED OPERATIONS:
  Income (loss) from operations of
    Dollar Rent A Car                                  (310,000)       (16,000)       749,000
  Minority interest                                                      3,000
                                     -----------    -----------    -----------    -----------

  Income (loss) from discontinued
    operations                                         (310,000)       (13,000)       749,000
                                     -----------    -----------    -----------    -----------

NET INCOME (LOSS)                    $  (225,000)   $  (332,000)   $  (480,000)   $   707,000
                                     ===========    ===========    ===========    ===========

Weighted average number of common
  shares outstanding                   6,371,787      5,871,787      6,217,941      5,871,787

Basic and diluted net income (loss)
  per share:
  Loss from continuing operations          (0.04)         (0.00)         (0.08)         (0.01)
  Income (loss) from discontinued
    operations                                            (0.05)         (0.00)          0.13
                                     -----------    -----------    -----------    -----------
Basic and diluted net income (loss)
  per share                                (0.04)         (0.05)         (0.08)          0.12
                                     ===========    ===========    ===========    ===========

     See accompanying notes to condensed consolidated financial statements.

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                          For the nine months
                                                          ended September 30
                                                       -------------------------
                                                           1999         1998
                                                       -----------    ---------
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:
    Loss from continuing operations                    $  (467,000)   $ (42,000)
    Adjustments to reconcile loss from continuing
    operations to net cash used for continuing
    operating activities:
       Depreciation and amortization                        23,000       16,000
       Minority interest in consolidated subsidiary         (1,000)

    Changes in assets and liabilities:
      Decrease in accounts and mortgages receivable        178,000       26,000
      Decrease in other assets                              19,000        5,000
      Increase (decrease) in accounts payable               13,000      (65,000)
      Decrease in accrued liabilities                      (20,000)     (32,000)
                                                       -----------    ---------

NET CASH USED FOR CONTINUING OPERATING ACTIVITIES         (255,000)     (92,000)
                                                       -----------    ---------

CASH FLOWS FROM CONTINUING INVESTING ACTIVITES:
      Purchases of property and equipment                  (42,000)     (20,000)
                                                       -----------    ---------

NET CASH USED FOR CONTINUING INVESTING ACTIVITIES          (42,000)     (20,000)
                                                       -----------    ---------

CASH FLOWS FROM CONTINUING FINANCING ACTIVITIES:
     Payments on notes payable and other debt             (251,000)     (25,000)
     Proceeds from issuance of common stock                500,000
                                                       -----------    ---------

NET CASH PROVIDED BY (USED FOR) CONTINUING
  FINANCING ACTIVITIES                                     249,000      (25,000)

NET CASH PROVIDED BY(USED FOR) DISCONTINUED
  OPERATIONS                                               (34,000)     135,000

NET DECREASE IN CASH AND CASH EQUIVALENTS                  (82,000)      (2,000)

CASH AND CASH EQUIVALENTS, beginning of period           2,111,000       36,000
                                                       -----------    ---------

CASH AND CASH EQUIVALENTS, end of period                 2,029,000       34,000
                                                       ===========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid during the period                    $    25,000    $  29,000
                                                       ===========    =========
    Taxes paid during the period                       $    82,000    $
                                                       ===========    =========

     See accompanying notes to condensed consolidated financial statements.

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (unaudited)

1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of September 30, 1999, and the results of operations and cash flows for the nine months ended September 30, 1999 and 1998. The accompanying condensed consolidated financial statements and notes do not include all disclosures considered necessary for a fair presentation in conformity with generally accepted accounting principles. Therefore, it is recommended that these accompanying statements be read in conjunction with the notes to consolidated financial statements appearing in the Company's Form 10-KSB for the year ended December 31, 1998.

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

     The Acquisition Agreement provided for the payment by Dollar to SCRS of the sum of $3,835,000 as the purchase price. The purchase price consisted of the sum of $3,635,000 paid in cash to SCRS on the Closing Date net of any obligations, actual or estimated, owed to and by Dollar under the normal course of operations of SCRS, and a holdback amount of $200,000 related to any obligations or indemnities of SCRS, under the Acquisition Agreement. In December 1998, Dollar remitted $100,000 of the holdback amount to SCRS, subsequent to the transfer of all rental vehicles back to Dollar under the Master Lease Agreement, pursuant to the Acquisition Agreement. In January 1999, Dollar and SCRS finalized all post -closing obligations between each party in accordance with the Acquisition Agreement. As provided by the Post-Closing Statement agreement, an additional $75,000 of the holdback was remitted to SCRS with the remaining $25,000 related to any obligations, or indemnities, to be held until October 1, 1999. In September 1999, SCRS and Dollar reached an agreement whereby Dollar will retain the remaining
     $25,000 holdback as settlement for a $63,000 invoice from Dollar inadvertently excluded from the final post-close settlement in January 1999, as well as any and all other claims.

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (unaudited)

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

4. The Company calculates basic and diluted net income (loss) per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128 "Earnings Per Share." Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during each period (6,371,787 and 6,217,941 shares for the three and nine month periods ended September 30, 1999, respectively, and 5,871,787 shares for both the three and nine month periods ended September 30, 1998). Diluted net income (loss) per share is the same as basic net loss per share for all periods presented due to the antidilutive effect of common stock equivalents on loss from continuing operations.

5. On March 26, 1999, 500,000 shares of the Company's common stock were issued to certain private investors, at $1 per share.

6. General and administrative expenses for the first quarter of 1999 and the first, second and third quarters of 1998 were allocated to discontinued operations in accordance with applicable revenue generated and corporate resources utilized. Management believes this allocation methodology is reasonable.

7. Subsequent event - On October 6, 1999, the Company entered into a settlement agreement regarding disputed terms for payout and subsequent assignment of a minor working interest in several gas wells in Arkansas. The Company agreed to remit a settlement payment of $87,500. The allocation of the settlement payment, as established by the settlement agreement, includes $37,500 toward assigned working interests in the wells, and $50,000 toward settlement of a pending lawsuit. The settlement has been accrued as of September 30, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company incurred a consolidated loss from continuing operations for the third quarter of 1999 and for the first nine months of 1999. Continuing operations during the first nine months of 1999 consisted primarily of rental property operations as the vehicle rental business was sold in 1998. The Company expects such losses to continue unless and until the Company is able to make profitable acquisitions. There can be no assurance that the Company will be able to make such acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

     As previously reported, Stratford American Car Rental Systems, Inc. ("SCRS"), a subsidiary of the Company, sold its rental car business to Dollar Rent A Car Systems, Inc. ("Dollar") on October 1, 1998. In January 1999, Dollar and SCRS finalized all post-closing obligations between each party. As provided by the Post-Closing Statement agreement, $75,000 from a holdback fund was remitted to SCRS with a remaining $25,000 related to any obligations, or indemnities, to be held by Dollar until October 1, 1999. In September 1999, SCRS and Dollar reached an agreement whereby Dollar will retain the remaining $25,000 holdback as settlement for a $63,000 invoice from Dollar inadvertently excluded from the final post-close settlement in January 1999, as well as any and all other claims.

     On the same day that SCRS sold the rental car business, SCRS exercised an option to purchase the property which includes the Phoenix Dollar Rent A Car base operation facilities located near Sky Harbor International Airport. Simultaneously, Dollar entered into a long term lease with SCRS to utilize the base operations.

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

     The Company continues to aggressively seek potential acquisitions in establishing its future direction. There can be no assurance that it will be able to locate suitable acquisition candidates or make any such acquisitions, or that any acquisitions that are made will be profitable for the Company.

RESULTS OF OPERATIONS - QUARTER ENDED SEPTEMBER 30, 1999, COMPARED WITH QUARTER ENDED SEPTEMBER 30, 1998.

     The Company reported a net loss of $225,000 and $480,000 during the three and nine month periods ended September 30, 1999, respectively, compared to a net loss of $332,000 and net income of $707,000 during the nine month periods ended September 30, 1998, respectively. The nine month period ended September 30, 1999 results include a net loss of $13,000 from discontinued operations and the nine month period ended September 30, 1998 results include net income of $749,000 from discontinued operations. The $13,000 loss from discontinued operations for the nine month period ended September 30, 1999 consists of adjustments, recorded in the first quarter of 1999, related to previous estimates of discontinued operation expenses determined upon final reconcilation of contractual obligations to and from Dollar upon sale of the Dollar operations on October 1, 1998. Revenues increased from $11,000 and $44,000 during the three and nine month periods ended September 30, 1998 respectively, to $64,000 and $177,000 during the three and nine month period ended September 30, 1999, respectively, due primarily to lease income received on property leased to Dollar in 1999.

     General and administrative expenses for the first quarter of 1999 and the first, second and third quarters of 1998 were allocated to discontinued operations in accordance with proportionate revenue generated and corporate resources utilized. Management believes this allocation methodology is reasonable. The increase in general and administrative expense from $15,000 and $37,000 in the three and nine month periods ended September 30, 1998, to $279,000 and $597,000 in the three and nine month periods ended September 30, 1999, respectively, is due to the fact that a significant portion of total general and administrative expense was allocated to discontinued operations during the reporting periods in 1998 due to discontinued operations being the primary activity during that time. Total general and administrative expense, before allocation to discontinued operations, for the three and nine month periods ended September 30, 1998 was $174,000 and $398,000, respectively.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     See index beginning on page 12

     (b)  Reports on Form 8-K

          There were no reports on Form 8-K filed for the three months ended September 30, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     STRATFORD AMERICAN CORPORATION
                                     Registrant


Date: November 15, 1999              By /s/ Mel L. Shultz
                                        ----------------------------------------
                                        Mel L. Shultz, President and Director


Date: November 15, 1999              By /s/ Timothy A. Laos
                                        ----------------------------------------
                                        Timothy A. Laos, Chief Financial Officer
                                        (Principal Financial Officer and
                                        Principal Accounting Officer)

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

  3.1      Articles of Incorporation                                         N/A

  3.2      By-laws                                                           N/A

  3.3      Articles of Amendment to Articles of Incorporation                N/A

  4.1      Form of Common Stock Certificate                                  N/A

  4.2      Form of Series "A" Preferred Stock Certificate                    N/A

  4.3      Article IV of the Articles of Incorporation                       N/A

  4.4      Article III of the Bylaws                                         N/A

 27.1      Financial Data Schedule - September 30, 1999                      13

 27.2      Restated Financial Data Schedule - September 30, 1998             14