Form 10KSB40
period 1999-12-31
STRATFORD AMERICAN CORP
filed 2000-03-30
CIK 836435

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part of III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

     Issuer's revenues for its most recent fiscal year: $1,062,000.

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the February 29, 2000 average bid and asked prices of $1.34 per share, is $6,361,000.

     At February 29, 2000, 6,371,787 shares of the issuer's common stock and no shares of its preferred stock were issued and outstanding.

     Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

     Certain portions of the registrant's definitive Proxy Statement, which will be filed with the Commission on or about April 28, 2000, in connection with the Annual Meeting of Shareholders of the registrant to be held on July 12, 2000, are incorporated by reference into Part III of this report.

                                     PART I

ITEM 1. BUSINESS

GENERAL

     GENERAL DEVELOPMENT OF BUSINESS. Stratford American Corporation, an Arizona corporation incorporated on May 13, 1988 (the "Company"), has several wholly-owned subsidiaries. Unless otherwise specified, the term "Company" as used herein includes the Company's subsidiaries.

NARRATIVE DESCRIPTION OF BUSINESS

     The Company presently has no significant operations. The Company employs 6 full-time employees.

     DOLLAR RENT A CAR. On October 1, 1998, the Company's subsidiary, Stratford American Car Rental Systems, Inc. ("SCRS"), sold the franchise rights and all other assets of its Dollar Rent A Car operations, to Dollar Rent A Car Systems, Inc., an Oklahoma corporation ("Dollar"). On the same day, SCRS exercised an option to purchase the property which includes the Phoenix Dollar Rent A Car base operation facilities located near Sky Harbor International Airport. Simultaneously, Dollar entered into a long term lease with SCRS to utilize the base operations. On December 29, 1999, the Company sold the real estate property including the Phoenix Dollar Rent A Car base operation facilities for a price of $1,440,000. The Dollar Rent A Car operations portion of SCRS has been accounted for as a discontinued operation as discussed in Note 3 to the Consolidated Financial Statements. The Company has no future plans to participate in car rental related activities.

     NATURAL RESOURCES. The Company owns a nominal interest in several oil and gas wells located in Arkansas and Oklahoma. The Company has no other interest in any oil and gas properties. Total revenues from natural resource operations were insignificant during the year ended December 31, 1999. (See Item 2 - Properties.)

ITEM 2. PROPERTIES

     PRINCIPAL OFFICES. The principal offices of the Company are located at 2400 East Arizona Biltmore Circle, Building 2, Suite 1270, Phoenix, Arizona 85016, telephone (602) 956-7809. The premises are leased at the rate of approximately $112,000 per year. The term of the current lease expires in September 2004. The Company believes its office space is sufficient to meet its operational needs in the near future.

     NATURAL RESOURCE PROPERTIES - OIL AND GAS. The Company owns a nominal interest in four oil and gas wells located in Arkansas and Oklahoma. The Company has no other interest in any oil and gas properties.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not currently a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the Company's shareholders during the fourth quarter ended December 31, 1999.

EXECUTIVE OFFICERS

      Name              Age             Office                 Officer Since
      ----              ---             ------                 -------------
David H. Eaton           64     Chief Executive Officer              6/88
Mel L. Shultz            49     President                            5/87
Daniel E. Matthews       49     Treasurer and Secretary             12/99
Timothy A. Laos          46     Chief Financial Officer              3/95


     DAVID H. EATON has been the Chairman of the Board of Directors of the Company since February 29, 1988 and its Chief Executive Officer since June 1, 1988.

     MEL L. SHULTZ has been a Director and the President of the Company since May 20, 1987. Mr. Shultz was previously involved on his own behalf in real estate development and oil and gas investment.

     DANIEL E. MATTHEWS was appointed Treasurer and Secretary of the Company on December 1, 1999. Mr. Matthews has been the Controller of the Company since May 1997. Mr. Matthews was previously involved in accounting management positions in private industry.

     TIMOTHY A. LAOS, C.P.A., has been the Chief Financial Officer of the Company since March 1, 1995. Mr. Laos was previously involved in public accounting as well as various accounting management positions in private industry.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     The Company's common stock, $0.01 par value, is currently listed and traded on the OTC Bulletin Board (symbol: STFA).

     The high and low bid prices for each quarter during the last two years, are as follows:

                Time Period                   High               Low
                -----------                   ----               ---
     1998:     First quarter                  .90                .60
               Second quarter                 .825               .675
               Third quarter                  .7125              .375
               Fourth quarter                 .6875              .40625

     1999:     First quarter                  .75                .375
               Second quarter                 .90625             .375
               Third quarter                  .875               .78125
               Fourth quarter                 1.3125             .65625

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

HOLDERS

     As of February 29, 2000, the common stock of the Company is estimated to be held beneficially by approximately 2,000 shareholders. No preferred stock is outstanding.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company recognized a consolidated profit from continuing operations for the fourth quarter of 1999, primarily due to the gain on sale of certain real estate property. Excluding the gain on sale of real estate property recognized during the period, the Company would have recognized a consolidated loss from continuing operations. The Company expects such losses to continue unless and until the Company is able to make profitable acquisitions. There can be no assurance that the Company will be able to make such acquisitions.

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

     On the same day that SCRS sold the rental car business, SCRS exercised an option to purchase the property which includes the Phoenix Dollar Rent A Car base operation facilities located near Sky Harbor International Airport. Simultaneously, Dollar entered into a long -term lease with SCRS to utilize such base operation facilities. On December 29, 1999, the Company sold the real estate property for a price of $1,440,000, recognizing a gain on sale of real estate totaling $826,000.

     On March 26, 1999, 500,000 shares of the Company's common stock were issued to certain private investors, at $1 per share.

     The Company anticipates that with its current cash position due to the sale of the car rental business in 1998, the related sale of real estate property in December 1999 and the sale of shares in March 1999, it should meet its operational cash flow needs for the remainder of 2000. However, due to any unforeseen circumstances that could occur outside the Company's control, there can be no assurance that adequate cash flows from the Company's present cash position and operations will be achieved.

     The Company continues to aggressively seek potential acquisitions in establishing its future direction. There can be no assurance that it will be able to locate suitable acquisition candidates or make any such acquisitions, or that any acquisitions that are made will be profitable for the Company.

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 1999, COMPARED WITH YEAR ENDED DECEMBER 31, 1998

     The Company reported net income of $105,000 during 1999 in comparison to net income of $3,701,000 in 1998. The 1999 results include a gain on sale of real estate property of $826,000 as discussed in Note 3 to the Consolidated Financial Statements. The 1998 results include net income of $3,884,000 from discontinued operations as discussed in Note 3 to the Consolidated Financial Statements. Excluding the gain on sale of real estate in 1999, revenues increased from $112,000 in 1998 to $236,000 in 1999, primarily due to lease income received on property leased to Dollar Rent A Car in 1999.

     General and administrative expenses for the first quarter of 1999 and for the complete year of 1998 were allocated to discontinued operations in accordance with proportionate revenue generated and corporate resources utilized. Management believes this allocation methodology is reasonable. The increase in general and administrative expense from $211,000 in 1998 to $698,000 in 1999, is due to the fact that a significant portion of total general and administrative expense was allocated to discontinued operations during the reporting periods in 1998 due to discontinued operations being the primary activity during that time. Total general and administrative expense for 1998, before allocation to discontinued operations, was $645,000.

OTHER ACTIVITIES

     The Company sold its remaining significant real estate property in December 1999. The Company owns a nominal interest in several oil and gas wells in Arkansas and Oklahoma that generate insignificant revenues. The Company has no other interest in any oil and gas properties.

CAPITAL REQUIREMENTS

     The  Company  does  not  have  any  material   plans  for  future   capital
expenditures at the present time.

IMPACT OF INFLATION

     Inflation has not had a significant impact on the Company's results of operations.

YEAR 2000 ISSUES

     The Company is in the process of completing a review of its Year 2000 issues and has completed its review of internal systems. The majority of the Company's application software programs are Year 2000 compliant. The Company believes that with modifications and updates to existing software (primarily by the software vendors), the Year 2000 problem will not pose significant operational problems for the Company's internal systems. The Company also believes that any remediation costs to become Year 2000 compliant will not be material. The Company is also continuing to verify the Year 2000 readiness of third parties and will develop a contingency plan at that point in time when the Company believes a material vendor, customer, or other third party will not be compliant. The Company has not experienced any Year 2000 problems to date.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Certain statements contained in this report, including statements containing the words "believes," "anticipates," "intends," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to the safe harbors created thereby. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to be materially different from the forward-looking statements. Such factors include, among others, the following: the fact that the Company, following the sale of assets to Dollar, has no significant operations; the risk that the Company will not be able to complete any profitable acquisitions to re-establish significant operations; the risk that the Company will continue to recognize losses from continuing operations unless and until the Company is able to make profitable acquisitions; the risk that all of the foregoing factors or other factors could cause fluctuations in the Company's operating results and the price of the Company's common stock; and other risks detailed in this report and from time to time in the Company's other filings with the Securities and Exchange Commission. Given these uncertainties, readers should not place undue reliance on such forward-looking statements.

ITEM 7.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       INDEX                                                                PAGE
       -----                                                                ----

Stratford   American   Corporation  and  Subsidiaries   Consolidated   Financial
Statements

  Independent Auditors' Report                                               8

  Consolidated Balance Sheet as of December 31, 1999                         9

  Consolidated Statements of Operations for the years ended
  December 31, 1999 and 1998                                                10

  Consolidated Statements of Shareholders'
  Equity for the years ended December 31, 1999 and 1998                     11

  Consolidated Statements of Cash Flows for the years ended
  December 31, 1999 and 1998                                                12

  Notes to Consolidated Financial Statements                                13


Certain schedules are omitted as the required information is inapplicable or not present in amounts sufficient to require submission of the schedule, or because the required information is presented in the consolidated financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Stratford American Corporation:

We have audited the accompanying consolidated balance sheet of Stratford American Corporation and subsidiaries as of December 31, 1999, and the related consolidated statements of operations, shareholders' equity , and cash flows for each of the years in the two-year period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stratford American Corporation and subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for each of the years in the two-year period then ended in conformity with generally accepted accounting principles.


                                        /s/ KPMG LLP

Phoenix, Arizona
February 26, 2000

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1999


                                     ASSETS

Cash and cash equivalents                                          $  2,890,000
Receivables:
  Trade, less allowance for doubtful
    accounts of $2,000                                                   93,000
  Mortgage                                                               48,000
                                                                   ------------
                                                                        141,000

Other assets                                                            100,000
                                                                   ------------
                                                                   $  3,131,000
                                                                   ============

                LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                                                   $     49,000
Notes payable and other debt                                             62,000
Accrued liabilities                                                      42,000
Minority interest                                                       459,000
                                                                   ------------
        Total liabilities                                               612,000

Shareholders' equity:
  Nonredeemable preferred stock, par value
    $.01 per share; authorized 50,000,000
    shares, none issued
  Common stock, par value $.01 per share;
    authorized 100,000,000 shares;
    issued and outstanding 6,371,787 shares                              64,000
  Additional paid-in capital                                         27,313,000
  Retained earnings (deficit)                                       (24,847,000)
  Treasury stock, 1,967 shares at cost                                  (11,000)
                                                                   ------------
                                                                      2,519,000
                                                                   ------------
Commitments and contingencies
                                                                   $  3,131,000
                                                                   ============

          See accompanying notes to consolidated financial statements.

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                        1999            1998
                                                    -----------     -----------
REVENUES:
  Interest and other income                         $   236,000     $   112,000
  Gain on sale of real estate                       $   826,000
                                                    -----------     -----------
                                                    $ 1,062,000     $   112,000
EXPENSES:
  General and administrative                            698,000         211,000
  Depreciation and amortization                          31,000          25,000
  Interest                                               32,000          50,000
  Minority interest                                     158,000           9,000
                                                    -----------     -----------

                                                        919,000         295,000
                                                    -----------     -----------

INCOME (LOSS) FROM CONTINUING OPERATIONS                143,000        (183,000)

DISCONTINUED OPERATIONS:
  Income (loss) from operations
    of Dollar Rent A Car, net of
    tax of $20,000 in 1998                              (41,000)      1,018,000
  Gain on sale of Dollar Rent A Car,
    net of tax of $62,000                                             3,287,000
  Minority interest                                       3,000        (421,000)
                                                    -----------     -----------

    Income (loss) from discontinued operations          (38,000)      3,884,000
                                                    -----------     -----------

NET INCOME                                          $   105,000     $ 3,701,000
                                                    ===========     ===========
Basic and diluted net income per share:
  Income (loss) from continuing operations          $      0.02     $     (0.03)
  Income (loss) from discontinued operations        $     (0.00)    $      0.66
                                                    -----------     -----------
Basic and diluted net income per share              $      0.02     $      0.63
                                                    ===========     ===========

          See accompanying notes to consolidated financial statements.

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1999 AND 1998




                                                                                                          Total
                            Common Stock          Additional       Retained       Treasury Stock       Shareholders'
                       -----------------------      Paid-in        Earnings      ------------------       Equity
                            Shares Amount           Capital        (Deficit)     Shares    Amount       (Deficiency)
                       -----------------------    -----------    ------------     -----    --------     -----------
Balance,
December 31, 1997      5,871,787    $   59,000    $26,803,000    $(28,653,000)    1,967    $(11,000)    $(1,802,000)
Net income                                                          3,701,000                             3,701,000
                       ---------    ----------    -----------    ------------     -----    --------     -----------

Balance,
December 31, 1998      5,871,787    $   59,000    $26,803,000    $(24,952,000)    1,967    $(11,000)     $1,899,000
Common Stock Issued      500,000         5,000        495,000                                               500,000
Stock Options Granted                                  15,000                                                15,000
Net income                                                            105,000                               105,000
                       ---------    ----------    -----------    ------------     -----    --------     -----------


Balance,
December 31, 1999      6,371,787    $   64,000    $27,313,000    $(24,847,000)    1,967    $(11,000)    $ 2,519,000
                       =========    ==========    ===========    ============     =====    ========     ===========

          See accompanying notes to consolidated financial statements.

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                      1999             1998
                                                   -----------      -----------
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:
  Income (loss) from continuing operations         $   143,000      $  (183,000)
  Adjustments to reconcile income (loss) from
    continuing operations to net cash used in
    continuing operating activities:
   Depreciation and amortization                        31,000           25,000
   Loss on write off of stock investment                                 39,000
   Minority interest in consolidated subsidiary        158,000            9,000
   Gain on sale of real estate                        (826,000)
   Compensation expense for options granted             15,000
  Changes in assets and liabilities:
    Decrease (increase) in accounts and
     mortgages receivable                               91,000         (144,000)
    Decrease (increase) in other assets                 (7,000)           5,000
    Increase (decrease) in accounts payable             11,000          (70,000)
    Increase (decrease) in accrued liabilities        (107,000)          80,000
                                                   -----------      -----------

NET CASH USED IN CONTINUING OPERATING ACTIVITIES      (491,000)        (239,000)
                                                   -----------      -----------
CASH FLOWS FROM CONTINUING INVESTING ACTIVITIES:
  Net proceeds from sale of real estate              1,136,000
  Purchase of rental property                                          (501,000)
  Purchases of property and equipment                  (42,000)         (20,000)
                                                   -----------      -----------
NET CASH PROVIDED BY (USED IN) CONTINUING
  INVESTING ACTIVITIES                               1,094,000         (521,000)
                                                   -----------      -----------
CASH FLOWS FROM CONTINUING FINANCING ACTIVITIES:
  Payment on other debt                               (264,000)        (147,000)
  Proceeds from rental property financing                               226,000
  Proceeds from issuance of common stock               500,000
                                                   -----------      -----------

NET CASH PROVIDED BY CONTINUING FINANCING
 ACTIVITIES                                            236,000           79,000

NET CASH PROVIDED BY (USED IN) DISCONTINUED
 OPERATIONS                                            (60,000)       2,624,000

NET INCREASE IN CASH AND CASH EQUIVALENTS              779,000        1,943,000

CASH AND CASH EQUIVALENTS, beginning of year         2,111,000          168,000
                                                   -----------      -----------

CASH AND CASH EQUIVALENTS, end of year               2,890,000        2,111,000
                                                   ===========      ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid during the period                $    32,000      $    46,000
                                                   ===========      ===========
    Taxes paid during the period                   $    79,000
                                                   ===========      ===========

          See accompanying notes to consolidated financial statements.

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

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

NET INCOME (LOSS) PER COMMON SHARE

The Company calculates basic and diluted net income (loss) per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128 "Earnings Per Share". Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during each period. Diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income of the Company. In calculating diluted net income (loss) per share for 1999 and 1998, 190,000 and 100,000 common stock equivalents consisting of stock options have been excluded because their inclusion would have been antidilutive.

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

EMPLOYEE STOCK OPTIONS

The Company has elected to follow Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES (APB 25) and related interpretations in accounting for its employee stock options and to adopt the "disclosure only" alternative treatment under Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION (SFAS 123). SFAS 123 requires the use of fair value option valuation models that were not developed for use in valuing employee stock options. Under SFAS No. 123, deferred compensation is recorded for the excess of the fair value of the stock on the date of the option grant, over the exercise price of the option. The deferred compensation is amortized over the vesting period of the option.

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

On the same day as the Closing Date, SCRS exercised an option to purchase the property which includes the Phoenix Dollar Rent A Car base operation facilities located near Sky Harbor International Airport for $502,000. Simultaneously, Dollar entered into a long term lease with SCRS to utilize such base operation facilities. On December 29, 1999, the Company sold the leased property at a selling price of $1,440,000.

The vehicle rental business of SCRS has been accounted for as a discontinued operation and, accordingly, its net liabilities, results of operations and cash flows are segregated for all periods presented in the consolidated financial statements.

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

Following is a summary of the operating results and sale of the discontinued operations for the years ended December 31, 1999 and 1998.


                                    Year Ended December 31,
                                  -------------------------
                                     1999          1998
                                  ---------     -----------
Revenues                          $             $ 9,720,000

Expenses                             41,000       8,702,000
                                  ---------     -----------
Income (loss) from
 discontinued operations, net
 net of tax of $20,000 in 1998    $ (41,000)    $ 1,018,000
                                  =========     ===========
Gain on sale of discontinued
  operations, net of tax of
  $ 62,000                                        3,287,000
                                                ===========

The tax associated with the income from discontinued operations and gain on sale of discontinued operations in 1998 resulted from alternative minimum tax limitations on net operating loss carryforwards applied to those amounts.

NOTE 4 - MORTGAGE RECEIVABLE

The mortgage receivable, secured by a second deed of trust on residential property, bears interest at 10.5% per annum. Total principal and interest payments are amortized over the 30-year life of the mortgage and are payable in equal monthly installments. The principal payments to be received on the mortgage receivable are as follows:

          Year ending December 31:
                   2000                        $ 4,000
                   2001                          4,000
                   2002                          5,000
                   2003                          5,000
                   2004                          6,000
                   Thereafter                   24,000
                                               -------

                                               $48,000
                                               =======

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 5 -  NOTES PAYABLE AND OTHER DEBT

Notes payable and other debt consist of the following as of December 31, 1999:

Capital lease obligations (Note 7)                      17,000

Other; interest @ 10.5%, matures 2010                   45,000
                                                       -------

                                                       $62,000
                                                       =======

Under notes payable and other debt loan provisions in effect as outlined above, principal payments due are as follows:

              Year ending December 31:

                   2000                       $ 12,000
                   2001                         11,000
                   2002                          3,000
                   2003                          4,000
                   2004                          4,000
                   Thereafter                   28,000
                                              --------

                                              $ 62,000
                                              ========

NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", requires that the Company disclose estimated fair values for its financial instruments.

The carrying amount of cash and cash equivalents, trade receivables, accounts payable and accrued liabilities approximates fair value as they are expected to be collected or paid within 90 days of year end. The fair value of the Company's mortgage receivable and debt is estimated to be equal to its carrying value and is based on quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

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

Since the fair value is estimated as of December 31, 1999, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 7 - OBLIGATIONS UNDER CAPITAL LEASES

The Company has telephone equipment capital lease agreements, which expire in 2000 through 2001. The combined cost of the equipment is $60,000 and is included in other assets.

A summary of the present value of future minimum capital lease payments are as follows:

      Year ending December 31:
              2000                                        $11,000
              2001                                          8,000

Total minimum capital lease payments                       19,000

Less amount representing interest                           2,000
                                                          -------

Present value of future minimum capital lease payments    $17,000
                                                          =======

NOTE 8 - MINORITY INTEREST

In June 1994, SCRS issued common stock equal to 20% of the outstanding shares as consideration due under certain loans obtained for use in the acquisition of the Dollar Rent A Car operations. In August 1998, a 2% shareholder sold its shares back to the Company at an agreed upon price. The Company owned 82% of the outstanding shares of SCRS as of December 31, 1998.

For the years ended December 31, 1998 and December 31, 1999, the Company allocated certain corporate general and administrative expenses to SCRS for the period of time that SCRS operated the Dollar franchise based on the percentage of consolidated revenues generated by those operations. Management believes this allocation methodology is reasonable.

On February 14, 2000, the Company paid all minority interest holders of SCRS 100% of their proportionate share of the outstanding minority interest liability as of December 31, 1999 in exchange for 100% redemption of their stock held in SCRS.

NOTE 9 - STOCK OPTION PLAN

In July 1998, the Company adopted a Stock Option Plan (the Plan). Common stock reserved for grants to key employees of the Company under the Plan in each calendar year is based on a percentage of total common stock outstanding in each such calendar year. The aggregate number of shares of common stock for which options may be granted or for which stock grants may be made to any one individual participating in the Plan may not exceed 500,000 shares per year or 2,000,000 shares over the term of the Plan. Options become exercisable over a specified period of continuous employment according to each grant awarded, but may not be exercised more than 10 years from the Date of Grant. The options under the Plan were granted at the fair market value of the Company's stock at the date of grant as determined by the Company's Board of Directors.

In November 1998, the Board granted stock options to certain directors to purchase 100,000 shares of common stock. In October 1999, the Board granted stock options to certain directors to purchase 140,000 shares of common stock. In October 1999, the Company granted a consultant 50,000 stock options for services performed. The options were exercisable at $0.79 per share, fully vested at grant date, and expire November 2002. The options were valued at $15,000 and charged to compensation expense in 1999.

The per share weighted average fair value of stock options granted for the periods ended December 31, 1999 and 1998 was $0.30 and $0.25, respectively, based on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected dividend yield 0%, expected volatility of 50%, risk free interest rate of 6.1% and an expected life of 5 years.

At  December  31,  1999,  the range of  exercise  prices  and  weighted  average
remaining   contractual   life  of  options  was   $0.50-$0.80  and  3.6  years,
respectively.

                                                                    Weighted
                                                                     Average
                                                                  Exercise Price
                                                     Number         Per Share
                                                     ------         ---------

Outstanding, December 31, 1997                            --          $  --
  Granted                                            100,000           0.50
  Canceled                                                --             --
  Exercised                                               --             --
                                                     -------          -----

Outstanding, December 31, 1998                       100,000           0.50
  Granted                                            190,000           0.80
  Canceled                                                --             --
  Exercised                                               --             --
                                                     -------          -----

Outstanding, December 31, 1999                       290,000          $0.70
                                                     =======          =====

The following table summarizes information about the stock options outstanding at December 31, 1999:

                                  Weighted
                                  Average     Weighted                  Weighted
                                 Remaining    Average                   Average
Range of            Options     Contractual   Exercise      Options     Exercise
Exercise Prices   Outstanding       Life        Price     Exercisable    Price
---------------   -----------       ----        -----     -----------    -----

$0.50               100,000         1.8         $0.50       100,000       $0.50
$0.79-$0.80         190,000         4.5          0.80       190,000        0.80
                    -------     -----------     -----     -----------     -----

$0.50-$0.80         290,000         3.6         $0.70       290,000       $0.70
                    =======     ===========     =====     ===========     =====

The Company applies APB Opinion No. 25 in accounting for its plans and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been increased to the pro forma amount indicated below:

                                             Years ended December 31,
                                             ------------------------
                                               1999           1998
                                             ---------      ---------
     Net income:
       As reported                           $ 105,000      3,701,000
                                             =========      =========

       Pro Forma                             $  63,000      3,676,000
                                             =========      =========
     Diluted income per share:
       As reported                           $    0.02           0.63
                                             =========      =========

       Pro forma                             $    0.01           0.63
                                             =========      =========

NOTE 10 - INCOME TAXES

The Company incurred income tax expense of $82,000 for the year ended December 31, 1998 due to alternative minimum tax limitations on net operating loss carry forwards applied to income from discontinued operations and the gain on sale of discontinued operations for the year. There was no income tax associated with net income for the year ended December 31, 1999 due to available net operating loss carry forwards applied.

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

The following net operating loss and investment tax credit carryforwards are available at December 31, 1999, to offset future taxable income and income taxes as follows:

                              Year
                             Expires       Amount
                             -------       ------
Net operating loss          2006-2013    $6,300,000
Investment tax credits         2000          81,000

If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of the carryforwards which can be utilized, which could potentially impair the ability to utilize the full amount of the carryforward.

There are no deferred tax assets or liabilities reflected in the accompanying Consolidated Balance Sheet as of December 31, 1999. The tax effect associated with the types of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts that exist as of December 31, 1999 are as follows:

Allowance for mining interest impairment and stock
investment loss                                       $   370,000
Net operating loss carryforwards and
   investment tax and AMT credits                       2,700,000
                                                      -----------
                                                        3,070,000

Valuation allowance                                    (3,070,000)
                                                      -----------

Net deferred tax asset                                $         0
                                                      ===========

The valuation allowance offsets the deferred tax asset due to the taxable losses the Company has experienced in recent years. The valuation allowance decreased by $105,000 in 1999, but had no effect on net income.

NOTE 11 - OPERATING LEASE COMMITMENTS

The aggregate future minimum lease commitments under noncancelable operating leases are as follows:

              Year ending December 31:
                         2000                    $111,000
                         2001                    $111,000
                         2002                    $113,000
                         2003                    $117,000
                         2004                    $ 88,000

Total rental expense was $82,000 in 1999 and $39,000 in 1998. Rental expense for each of the two years was reduced by income received from subleases, as well as concessions received from landlord due to damaged tenant improvements incurred during 1998.

NOTE 12 - NET INCOME PER SHARE

The Computation of basic and diluted net income per share follows:

                                                        Years Ended December 31,
                                                        ------------------------
                                                           1999          1998
                                                           ----          ----

Net income                                              $  105,000     3,701,000
                                                        ==========     =========

Weighted average common shares outstanding - basic       6,256,719     5,871,717
                                                        ==========     =========

Net income per share - basic                            $     0.02          0.63
                                                        ==========     =========

Weighted average common shares outstanding - basic       6,256,719     5,871,717
Effect of dilutive securities - stock options               61,730            --
                                                        ----------     ---------

Weighted average common shares outstanding - diluted     6,318,449     5,871,717
                                                        ==========     =========

Net income per share - diluted                          $     0.02          0.63
                                                        ==========     =========
Stock options not included in diluted income
  (loss) per share since antidilutive                      190,000       100,000
                                                        ==========     =========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company has not changed its accountants nor had any disagreements with accountants on matters of accounting principles or practices, financial disclosures, or auditing scope or procedure during its two most recent fiscal years.

                                    PART III
ITEMS 9, 10, 11 AND 12

     The information called for by Part III (Items 9, 10, 11 and 12) is incorporated herein by reference from the material included under the captions "Elections of Directors," "Principal Shareholders," and "Executive Compensation" in Stratford American Corporation's definitive proxy statement (to be filed pursuant to Regulation 14A) for its Annual Meeting of Shareholders to be held July 12, 2000 (the "2000 Proxy Statement"), except that the information regarding executive officers called for by Item 401 of Regulation S-B is included in Part I of this report on page 3. The 2000 Proxy Statement is being prepared and is expected to be filed with the Securities and Exchange Commission in definitive form on or about April 28, 2000 and is expected to be furnished to shareholders on or about May 31, 2000.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES - See "Item 7 - Financial Statements and Supplementary Data" above.

(b)  REPORTS ON FORM 8-K

     Report dated January 11, 2000 with respect to the sale of the Company's remaining real estate property effective December 29, 1999, including Press Release dated December 29, 1999.

(c)  EXHIBITS - See index beginning on page 21

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

                                        STRATFORD AMERICAN CORPORATION
                                        Registrant



Date: March 30, 2000                    By /s/ David H. Eaton
                                           -------------------------------------
                                           David H. Eaton, Chairman of the Board

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date: March 30, 2000                    By /s/ David H. Eaton
                                           -------------------------------------
                                           David H. Eaton, Chairman of the Board
                                           and Chief Executive Officer
                                           (Principal Executive Officer)


Date: March 30, 2000                    By /s/ Mel L. Shultz
                                           -------------------------------------
                                           Mel L. Shultz, President and Director



Date: March 30, 2000                    By /s/ Gerald J. Colangelo
                                           -------------------------------------
                                           Gerald J. Colangelo, Director



Date: March 30, 2000                    By /s/ Richard H. Dozer
                                           -------------------------------------
                                           Richard H. Dozer, Director



Date: March 30, 2000                    By /s/ Dale M. Jensen
                                           -------------------------------------
                                           Dale M. Jensen, Director



Date: March 30, 2000                    By /s/ Mitchell S. Vance
                                           -------------------------------------
                                           Mitchell S. Vance, Director


Date: March 30, 2000                    By /s/ Timothy A. Laos
                                           -------------------------------------
                                           Timothy A. Laos, Chief Financial
                                           Officer (Principal Financial Officer
                                           and Principal Accounting Officer)

                                 EXHIBITS INDEX

Exhibits 10.11, 10.12, 10.13 and 27.1 are the only exhibits originally filed with this report. The Company hereby incorporates all other exhibits by reference pursuant to Rule 12b-32, each of which (except Exhibits 3.3, 10.9, 10.10 and 21.1) was filed as an exhibit to the Company's Registration on Form 10 which was filed July 22, 1988, and amended on October 7, 1988, and December 8, 1988. Exhibit 3.3 was filed with the Company's Registration Statement on Form S-1 on June 12, 1989, with the Securities and Exchange Commission. Exhibit 10.9 was filed as Exhibit 2.1 to the Company's Form 8-K which was filed with the Securities and Exchange Commission on October 28, 1998. Exhibit 10.10 was filed as Exhibit 10.39 to the Company's Form 10-KSB for the year ended December 31, 1998, which was filed with the Securities and Exchange Commission on March 31, 1999. Exhibit 21.1 was filed with Form 10-KSB for the year ended December 31, 1996, which was filed with the Securities and Exchange Commission on March 31, 1997.


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

 10.4     Indemnification Agreement, dated as of May 10, 1988,
          relating to guarantees                                           N/A

 10.5     Registration Agreement, dated as of February 19, 1988,           N/A

 10.6     Agreement, dated as of February 18, 1988, relating to
          restrictions against preferred shares                            N/A

 10.7     Trust Agreement, dated as of June 18, 1987                       N/A

 10.8     Share Sale and Registration Agreement, dated January 31, 1989    N/A

 10.9     Acquisition Agreement between Stratford American Car Rental
          Systems, Inc. and Dollar Rent A Car Systems, Inc. dated
          September 24, 1998.                                              N/A

 10.10    Net Lease Agreement between Stratford American Car Rental        N/A
          Systems, Inc. and Dollar Rent A Car Systems, Inc. dated
          October 1, 1998.

 10.11    Post-Closing Statement between Dollar Rent A Car Systems, Inc.   23
          and Stratford American Car Rental Systems, Inc. dated
          January 27, 1999

 10.12 Settlement Agreement between Stratford American Resource Corporation, Energy Investment Advisors, Inc., Oil & Gas
          Advisors, Inc., Petroleum Advisors & Co., Samuel B. Davis, and
          American Hugh J. Davis, dated October 6, 1999                    28

 10.13    Purchase Agreement by and between Foot Creek Corporation
          of Arizona and Grandilla (Arizona), Inc. and Stratford
          Car Rental Systems, Inc. dated December 29, 1999                 44

 21.1     Subsidiaries                                                     N/A

 27.1     Financial Data Schedule for December 31, 1999                    74

Note: Shareholders may obtain copies of Exhibits by making written request to the Secretary of the Corporation and paying copying costs of $0.10 per page, plus postage.