Form 10QSB
period 2000-03-31
STRATFORD AMERICAN CORP
filed 2000-05-15
CIK 836435

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                  FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended March 31, 2000


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from __________ to _________

                         Commission file number 0-17018

                         STRATFORD AMERICAN CORPORATION
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Arizona                                               86-0608035
-------------------------------                               ----------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

2400 E. Arizona Biltmore Circle, Building 2, Suite 1270, Phoenix, Arizona 85016
-------------------------------------------------------------------------------
                    (Address of principal executive offices)

         Issuer's telephone number, including area code: (602) 956-7809

              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At April 30, 2000, 6,371,787 shares of the issuer's common stock were issued and outstanding.

                         STRATFORD AMERICAN CORPORATION

                                      INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheet as of March 31, 2000                      3

Condensed Consolidated Statements of Operations for the three months
ended March 31, 2000 and 1999                                                  4

Condensed Consolidated Statements of Cash Flows for the three months
ended March 31, 2000 and 1999                                                  5

Notes to Condensed Consolidated Financial Statements                           6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS                                    8

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                      10

Signatures                                                                    11

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2000
                                   (unaudited)

                                     ASSETS

Cash and cash equivalents                                          $  2,355,000
Receivables:
  Trade, less allowance for doubtful accounts of $2,000                  11,000
  Mortgage                                                               47,000
                                                                   ------------
                                                                         58,000

Oil and gas interests, net                                               34,000
Other assets                                                             56,000
                                                                   ------------

                                                                   $  2,503,000
                                                                   ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                                                   $     43,000
Notes payable and other debt                                             57,000
Accrued liabilities                                                      35,000
                                                                   ------------

        Total liabilities                                               135,000

Shareholders' equity:
   Nonredeemable preferred stock, par value
     $.01 per share; authorized 50,000,000
     shares, none issued
   Common stock, par value $.01 per share;
     authorized 100,000,000 shares; issued
     and outstanding 6,371,787 shares                                    64,000
   Additional paid-in capital                                        27,313,000
   Retained earnings (deficit)                                      (24,998,000)
   Treasury stock, 1,967 shares at cost                                 (11,000)
                                                                   ------------

                                                                      2,368,000
                                                                   ------------

                                                                   $  2,503,000
                                                                   ============

     See accompanying notes to condensed consolidated financial statements.

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                      For the three months ended
                                                              March 31
                                                      -------------------------
                                                         2000            1999
                                                      ---------       ---------
REVENUES:
  Interest and other income                           $  41,000       $  56,000
                                                      ---------       ---------
EXPENSES:
  General and administrative                            184,000         133,000
  Depreciation and amortization                           6,000           8,000
  Interest                                                2,000          11,000
  Minority interest                                                       1,000
                                                      ---------       ---------

                                                        192,000         153,000
                                                      ---------       ---------

LOSS FROM CONTINUING OPERATIONS                        (151,000)        (97,000)

DISCONTINUED OPERATIONS:
  Loss from operations of Dollar Rent A Car                             (16,000)
  Minority interest                                                       3,000
                                                      ---------       ---------

    Loss from discontinued operations                                   (13,000)

NET LOSS                                               (151,000)       (110,000)
                                                      =========       =========

Basic and diluted net loss per share:
  Loss from continuing operations                         (0.02)          (0.02)
  Loss from discontinued operations                                       (0.00)
                                                      ---------       ---------
Basic and diluted net loss per share                      (0.02)          (0.02)
                                                      =========       =========

     See accompanying notes to condensed consolidated financial statements.

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                     For the three months ended March 31
                                                     -----------------------------------
                                                            2000           1999
                                                        -----------     -----------
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:
  Loss from continuing operations                       $  (151,000)    $   (97,000)
  Adjustments to reconcile loss from
   continuing operations to net cash
   used for continuing operating activities:
     Depreciation and amortization                            6,000           8,000
     Minority interest in consolidated subsidiary                             1,000

  Changes in assets and liabilities:
    Decrease in accounts and mortgages receivable            82,000         164,000
    Decrease in other assets                                  6,000           7,000
    Increase (decrease) in accounts payable                  (6,000)          8,000
    Decrease in accrued liabilities                          (7,000)       (100,000)
                                                        -----------     -----------

NET CASH USED FOR CONTINUING OPERATING ACTIVITIES           (70,000)         (9,000)
                                                        -----------     -----------

CASH FLOWS FROM CONTINUING INVESTING ACTIVITIES:
      Redemption of minority interest                      (459,000)
      Purchases of property and equipment                    (2,000)
                                                        -----------     -----------

NET CASH USED FOR CONTINUING INVESTING ACTIVITIES          (461,000)
                                                        -----------     -----------

CASH FLOWS FROM CONTINUING FINANCING ACTIVITES:
      Payments on notes payable and other debt               (4,000)       (227,000)
      Proceeds from issuance of common stock                                500,000
                                                        -----------     -----------

NET CASH PROVIDED BY (USED FOR) CONTINUING
  INVESTING ACTIVITIES                                       (4,000)        273,000

NET CASH USED FOR DISCONTINUED OPERATIONS                                   (37,000)
                                                        -----------     -----------

NET DECREASE (INCREASE) IN CASH AND CASH EQUIVALENTS       (535,000)        227,000

CASH AND CASH EQUIVALENTS, beginning of period            2,890,000       2,111,000
                                                        -----------     -----------

CASH AND CASH EQUIVALENTS, end of period                  2,355,000       2,338,000
                                                        ===========     ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid during the period                     $     1,000     $    11,000
                                                        ===========     ===========
    Taxes paid during the period                                        $    82,000
                                                        ===========     ===========

     See accompanying notes to condensed consolidated financial statements.

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (unaudited)

1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2000, and the results of operations and cash flows for the three months ended March 31, 2000 and 1999. The accompanying condensed consolidated financial statements and notes do not include all disclosures considered necessary for a fair presentation in conformity with generally accepted accounting principles. Therefore, it is recommended that these accompanying statements be read in conjunction with the notes to consolidated financial statements appearing in the Company's Form 10-KSB for the year ended December 31, 1999.

2.   The Company has no significant operations.

3. On October 1, 1998 (the "Closing Date"), Stratford American Car Rental Systems, Inc. ("SCRS"), a subsidiary of the Company, sold its Phoenix Dollar Rent A Car franchise to Dollar Rent A Car Systems, Inc., an Oklahoma corporation ("Dollar"). In January 1999, Dollar and SCRS finalized all post closing obligations between each party. In September 1999, SCRS and Dollar reached an agreement whereby Dollar will retain a remaining $25,000 holdback as settlement for a $63,000 invoice from Dollar inadvertently excluded from the final post close settlement in January 1999, as well as any and all other claims.

     On the same day as the Closing Date, SCRS exercised an option to purchase the property which includes the Phoenix Dollar Rent A Car base operation facilities. Simultaneously, Dollar entered into a long term lease with SCRS to utilize the base operations. On December 29, 1999, the Company sold the leased property at a selling price of $1,440,000.

     The  vehicle  rental   business  of  SCRS  has  been  accounted  for  as  a
     discontinued operation in 1999 and, accordingly, its results of operations and cash flows are segregated in the consolidated financial statements.

     On February 14, 2000, the Company paid all minority interest holders of SCRS 100% of their proportionate share of the outstanding minority interest liability as of December 31, 1999 in exchange for 100% redemption of their stock held in SCRS.

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (unaudited)

4. The Company calculates basic and diluted net income (loss) per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128 "Earnings Per Share." Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during each period (6,371,787 shares for the three month period ended March 31, 2000 and 5,905,120 shares for the three month period ended March 31,
     1999). Diluted net loss per share is the same as basic net loss per share for the three month periods ended March 31, 2000 and 1999 due to the antidilutive effect of common stock equivalents on loss from continuing operations.

5. On March 26, 1999, 500,000 shares of the Company's common stock were issued to certain private investors, at $1 per share.

6. General and administrative expenses for the first quarter of 1999 were allocated to discontinued operations in accordance with applicable revenue generated and corporate resources utilized. Management believes this allocation methodology is reasonable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The Company incurred a consolidated loss from continuing operations for the first quarter of 2000. The Company presently has no significant operations, and expects such losses to continue unless and until the Company is able to make profitable acquisitions. There can be no assurance that the Company will be able to make such acquisitions.

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

     On the same day that SCRS sold the rental car business, SCRS exercised an option to purchase the property which includes the Phoenix Dollar Rent A Car base operation facilities located near Sky Harbor International Airport. Simultaneously, Dollar entered into a long-term lease with SCRS to utilize such base operation facilities. On December 29, 1999, the Company sold the real estate property for a price of $1,440,000, recognizing a gain on sale of real estate totaling $826,000.

     On February 14, 2000, the Company paid all minority interest holders of SCRS 100% of their proportionate share of the outstanding minority interest liability, totaling $459,000 as of December 31, 1999, in exchange for 100% redemption of their stock held in SCRS.

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

Results of Operations - Quarter Ended March 31, 2000, Compared with Quarter Ended March 31, 1999.

     The Company reported a net loss of $151,000 for the quarter ended March 31, 2000 compared to a net loss of $110,000 for the quarter ended March 31, 1999. The first quarter of 1999 results include a net loss of $13,000 from discontinued operations, which primarily consists of adjustments to previous estimates of discontinued operation expenses determined upon final reconciliation of contractual obligations to and from Dollar upon sale of the Dollar operations on October 1, 1998. Interest and other income decreased from $56,000 in 1999 to $41,000 in 2000 primarily due to rental income received on property leased to Dollar in 1999 as compared to no rental income received in 2000 following the sale of the Phoenix Dollar Rent A Car facilities property in December 1999.

     General and administrative expenses for the first quarter of 1999 were allocated to discontinued operations in accordance with proportionate revenue generated and corporate resources utilized. Management believes this methodology is reasonable. There was no such allocation in 2000. Total preallocated general and administrative expense for 1999 is $168,000, which includes $35,000 of general and administrative expense allocated to discontinued operations in the first quarter of 1999.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          See index beginning on page 12

     (b)  Reports on Form 8-K

          There were no reports on Form 8-K filed for the three months ended March 31, 2000.

                                   SIGNATURES

     In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        STRATFORD AMERICAN CORPORATION
                                        Registrant


Date: May 15, 2000                      By /s/ Mel L. Shultz
                                           -------------------------------------
                                           Mel L. Shultz, President and Director



Date: May 15, 2000                      By /s/ Timothy A. Laos
                                           -------------------------------------
                                           Timothy A. Laos, Chief Financial
                                           Officer (Principal Financial Officer
                                           and Principal Accounting Officer)

                                 EXHIBITS INDEX

Exhibits 27.1 is the only exhibit originally filed with this report. The Company hereby incorporates all other exhibits by reference pursuant to Rule 12b-32, each of which (except Exhibit 3.3) was filed as an exhibit to the Company's Registration on Form 10 which was filed July 22, 1988, and amended on October 7, 1988, and December 8, 1988. Exhibit 3.3 was filed with the Company's Registration Statement on Form S-1 on June 12, 1989, with the Securities and Exchange Commission.

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
  3.1     Articles of Incorporation                                      N/A

  3.2     By-laws                                                        N/A

  3.3     Articles of Amendment to Articles of Incorporation             N/A

  4.1     Form of Common Stock Certificate                               N/A

  4.2     Form of Series "A" Preferred Stock Certificate                 N/A

  4.3     Article IV of the Articles of Incorporation                    N/A

  4.4     Article III of the Bylaws                                      N/A

 27.1     Financial Data Schedule - March 31, 2000                       13