Form 10QSB
period 2000-06-30
STRATFORD AMERICAN CORP
filed 2000-08-14
CIK 836435

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2000

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At July 31, 2000, 6,371,787 shares of the issuer's common stock were issued and outstanding.

                         STRATFORD AMERICAN CORPORATION

                                      INDEX


PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheet as of June 30, 2000                       3

Condensed Consolidated Statements of Operations for the three and
six months ended June, 2000 and 1999                                           4

Condensed Consolidated Statements of Cash Flows for the six months
ended June 30, 2000 and 1999                                                   5

Notes to Condensed Consolidated Financial Statements                           6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS                                              8

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                      10

Signatures                                                                    11

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2000
                                   (UNAUDITED)


                                     ASSETS

Cash and cash equivalents                                          $  2,197,000
Receivables:
  Trade, less allowance for doubtful accounts of $2,000                   8,000
  Mortgage                                                               46,000
                                                                   ------------
                                                                         54,000

Oil and gas interests, net                                               32,000
Other assets                                                             51,000
                                                                   ------------
                                                                   $  2,334,000

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                                                   $     18,000
Notes payable and other debt                                             55,000
Accrued liabilities                                                      41,000
                                                                   ------------
        Total liabilities                                               114,000

Shareholders' equity:
  Nonredeemable preferred stock, par value $.01 per share;
    authorized 50,000,000 shares, none issued
  Common stock, par value $.01 per share; authorized 100,000,000
    shares; issued and outstanding 6,371,787 shares                      64,000
  Additional paid-in capital                                         27,313,000
  Retained earnings (deficit)                                       (25,146,000)
  Treasury stock, 1,967 shares at cost                                  (11,000)
                                                                   ------------

                                                                      2,220,000
                                                                   ------------

                                                                   $  2,334,000
                                                                   ============

     See accompanying notes to condensed consolidated financial statements.

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                            For the three months ended   For the six months ended
                                              ----------------------      ----------------------
                                                     June 30                     June 30
                                              ----------------------      ----------------------
                                                2000         1999           2000         1999
                                              ---------    ---------      ---------    ---------
REVENUES:
  Interest and other income                   $  29,000    $  57,000      $  70,000    $ 113,000
                                              ---------    ---------      ---------    ---------
EXPENSES:
  General and administrative                    170,000      185,000        354,000      318,000
  Depreciation and depletion                      5,000        7,000         11,000       15,000
  Interest                                        2,000        9,000          4,000       20,000
  Minority interest                                            1,000                       2,000
                                              ---------    ---------      ---------    ---------
                                                177,000      202,000        369,000      355,000
                                              ---------    ---------      ---------    ---------
LOSS FROM CONTINUING OPERATIONS                (148,000)    (145,000)      (299,000)    (242,000)

DISCONTINUED OPERATIONS:
  Loss from operations of Dollar Rent A Car                                              (16,000)
  Minority interest                                                                        3,000
                                              ---------    ---------      ---------    ---------
    Loss from discontinued operations                                                    (13,000)

NET LOSS                                       (148,000)    (145,000)      (299,000)    (255,000)
                                              =========    =========      =========    =========

Basic and diluted net loss per share:
  Loss from continuing operations                 (0.02)       (0.02)         (0.05)       (0.04)
  Loss from discontinued
     operations                                                                            (0.00)
                                              ---------    ---------      ---------    ---------
Basic and diluted net loss per share              (0.02)       (0.02)         (0.05)       (0.04)
                                              =========    =========      =========    =========

     See accompanying notes to condensed consolidated financial statements.

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                             For the six months ended June 30
                                                               ----------------------------
                                                                  2000             1999
                                                               -----------      -----------
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:
  Loss from continuing operations                              $  (299,000)     $  (242,000)
  Adjustments to reconcile loss from continuing operations
    to net cash used for continuing operating activities:
      Depreciation and depletion                                    11,000           15,000
      Minority interest in consolidated subsidiary                                    2,000

  Changes in assets and liabilities:
      Decrease in accounts and mortgages receivable                 87,000          165,000
      Decrease in other assets                                      16,000           14,000
      Increase (decrease) in accounts payable                      (30,000)           6,000
      Decrease in accrued liabilities                               (2,000)        (109,000)
                                                               -----------      -----------
NET CASH USED FOR CONTINUING OPERATING ACTIVITIES                 (217,000)        (149,000)
                                                               -----------      -----------
CASH FLOWS FROM CONTINUING INVESTING ACTIVITIES:
      Redemption of minority interest                             (459,000)
      Purchases of property and equipment                          (11,000)
                                                               -----------      -----------
NET CASH USED FOR CONTINUING INVESTING ACTIVITIES                 (470,000)
                                                               -----------      -----------
CASH FLOWS FROM CONTINUING FINANCING ACTIVITIES:
      Payments on notes payable and other debt                      (6,000)        (238,000)
      Proceeds from issuance of common stock                                        500,000
                                                               -----------      -----------
NET CASH PROVIDED BY (USED FOR) CONTINUING INVESTING
  ACTIVITIES                                                        (6,000)         262,000

NET CASH USED FOR DISCONTINUED OPERATIONS                                           (30,000)
                                                               -----------      -----------
NET DECREASE (INCREASE) IN CASH AND CASH EQUIVALENTS              (693,000)          83,000

CASH AND CASH EQUIVALENTS, beginning of period                   2,890,000        2,111,000
                                                               -----------      -----------
CASH AND CASH EQUIVALENTS, end of period                         2,197,000        2,194,000
                                                               ===========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid during the period                            $     3,000      $    20,000
                                                               ===========      ===========
    Taxes paid during the period                                                $    82,000
                                                               ===========      ===========

     See accompanying notes to condensed consolidated financial statements.

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (unaudited)


1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2000, and the results of operations and cash flows for the six months ended June 30, 2000 and 1999. The accompanying condensed consolidated financial statements and notes do not include all disclosures considered necessary for a fair presentation in conformity with generally accepted accounting principles. Therefore, it is recommended that these accompanying statements be read in conjunction with the notes to consolidated financial statements appearing in the Company's Form 10-KSB for the year ended December 31, 1999.

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

     On the Closing Date, SCRS exercised an option to purchase the property which includes the Phoenix Dollar Rent A Car base operation facilities. Simultaneously, Dollar entered into a long term lease with SCRS to utilize the base operations. On December 29, 1999, the Company sold the leased property at a price of $1,440,000.

     The  vehicle  rental   business  of  SCRS  has  been  accounted  for  as  a
     discontinued operation in 1999 and, accordingly, its results of operations and cash flows are segregated in the consolidated financial statements.

     On February 14, 2000, the Company paid all minority interest holders of SCRS 100% of their proportionate share of the outstanding minority interest liability as of December 31, 1999, in exchange for 100% redemption of their stock held in SCRS.

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (unaudited)


4. The Company calculates basic and diluted net income (loss) per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128 "Earnings Per Share." Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during each period (6,371,787 shares for both the three and six month periods ended June 30, 2000 and 6,371,787 and 6,139,743 shares for the three and six month periods ended June 30, 1999, respectively). Diluted net loss per share is the same as basic net loss per share for the three and six month periods ended June 30, 2000 and 1999 due to the antidilutive effect of common stock equivalents on loss from continuing operations.

5. On March 26, 1999, 500,000 shares of the Company's common stock were issued to certain private investors, at $1 per share.

6. General and administrative expenses for the first three months of 1999 were allocated to discontinued operations in accordance with applicable revenue generated and corporate resources utilized. Management believes this allocation methodology is reasonable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company incurred a consolidated loss from continuing operations for the second quarter of 2000. The Company presently has no significant operations, and expects such losses to continue unless and until the Company is able to make profitable acquisitions. There can be no assurance that the Company will be able to make such acquisitions.

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

RESULTS OF OPERATIONS - THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2000, COMPARED WITH THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1999.

     The Company reported a net loss of $148,000 and $299,000 during the three and six month periods ended June 30, 2000, respectively, compared to a net loss of $145,000 and $255,000 during the three and six month periods ended June 30,

1999, respectively. The six month period results ended June 30, 1999 include a net loss of $13,000 from discontinued operations, which primarily consists of adjustments to previous estimates of discontinued operation expenses determined upon final reconciliation of contractual obligations to and from Dollar upon sale of the Dollar operations in October 1, 1998. Interest and other income decreased from $57,000 and $113,000 during the three and six month periods ended June 30, 1999, respectively, to $29,000 and $70,000 during the three and six month periods ended June 30, 2000, respectively, primarily due to rental income received on property leased to Dollar in 1999 as compared to no rental income received in 2000 following the sale of the Phoenix Dollar Rent A Car facilities property in December 1999. Interest expense decreased from $9,000 and $20,000 during the three and six month periods ended June 30, 1999, respectively, to $2,000 and $4,000 during the three and six month periods ended June 30, 2000, respectively, due to the significant reduction in debt from the sale of the Phoenix Dollar Rent A Car facilities property in December 1999.

     General and administrative expenses for the first three months of 1999 were allocated to discontinued operations in accordance with proportionate revenue generated and corporate resources utilized during that period of time. Management believes this methodology is reasonable. There was no such allocation in 2000. Total preallocated general and administrative expense for the first six months of 1999 is $353,000, which includes $35,000 of general and administrative expense allocated to discontinued operations in the first quarter of 1999.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          See index beginning on page 12

     (b)  Reports on Form 8-K

          There were no reports on Form 8-K filed for the three months ended June 30, 2000.

                                   SIGNATURES

     In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   STRATFORD AMERICAN CORPORATION
                                   Registrant


Date: August 14, 2000              By /s/ Mel L. Shultz
                                      ------------------------------------------
                                      Mel L. Shultz, President and Director



Date: August 14, 2000              By /s/ Timothy A. Laos
                                      ------------------------------------------
                                      Timothy A. Laos, Chief Financial Officer
                                      (Principal Financial Officer and Principal
                                      Accounting Officer)

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
  3.1          Articles of Incorporation                                    N/A

  3.2          By-laws                                                      N/A

  3.3          Articles of Amendment to Articles of Incorporation           N/A

  4.1          Form of Common Stock Certificate                             N/A

  4.2          Form of Series "A" Preferred Stock Certificate               N/A

  4.3          Article IV of the Articles of Incorporation                  N/A

  4.4          Article III of the Bylaws                                    N/A

 27.1          Financial Data Schedule - June 30, 2000                      13