Form 10QSB
period 2000-09-30
STRATFORD AMERICAN CORP
filed 2000-11-14
CIK 836435

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-QSB

     (Mark One)
         [X]        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

         [ ]        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At October 31, 2000, 6,371,787 shares of the issuer's common stock were issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

================================================================================

                         STRATFORD AMERICAN CORPORATION

                                      INDEX


PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

     Condensed Consolidated Balance Sheet as of September 30, 2000             3

     Condensed Consolidated Statements of Operations for the three
       and nine months ended September 30, 2000 and 1999                       4

     Condensed Consolidated Statements of Cash Flows for the nine
       months ended September 30, 2000 and 1999                                5

     Notes to Condensed Consolidated Financial Statements                      6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS                                    8

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                      10

Signatures                                                                    11

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

                                     ASSETS

Cash and cash equivalents                                          $  1,363,000
Receivables:
  Note Receivable                                                       775,000
  Mortgage                                                               44,000
  Other                                                                   6,000
                                                                   ------------
                                                                        825,000

Oil and gas interests, net                                               30,000
Other assets                                                             38,000
                                                                   ------------
                                                                   $  2,256,000
                                                                   ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                                                   $     27,000
Notes payable and other debt                                             52,000
Accrued liabilities                                                      37,000
                                                                   ------------
        Total liabilities                                               116,000

Shareholders' equity:
  Nonredeemable preferred stock, par value $.01
    per share; authorized 50,000,000 shares, none issued
  Common stock, par value $.01 per share; authorized
    100,000,000 shares; issued and outstanding
    6,371,787 shares                                                     64,000
  Additional paid-in capital                                         27,313,000
  Retained earnings (deficit)                                       (25,226,000)
  Treasury stock, 1,967 shares at cost                                  (11,000)
                                                                   ------------

                                                                      2,140,000
                                                                   ------------

                                                                   $  2,256,000
                                                                   ============

     See accompanying notes to condensed consolidated financial statements.

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                            For the three months ended  For the nine months ended
                                                   September 30                September 30
                                              ----------------------      ----------------------
                                                2000         1999           2000         1999
                                              ---------    ---------      ---------    ---------
REVENUES:
  Interest and other income                   $  41,000    $  64,000      $ 111,000    $ 177,000
                                              ---------    ---------      ---------    ---------
EXPENSES:
  General and administrative                    115,000      279,000        469,000      597,000
  Depreciation and depletion                      5,000        8,000         16,000       23,000
  Interest                                        1,000        5,000          5,000       25,000
  Minority interest                                           (3,000)                     (1,000)
                                              ---------    ---------      ---------    ---------
                                                121,000      289,000        490,000      644,000
                                              ---------    ---------      ---------    ---------
LOSS FROM CONTINUING OPERATIONS                 (80,000)    (225,000)      (379,000)    (467,000)

DISCONTINUED OPERATIONS:
  Loss from operations of Dollar Rent A Car                                              (16,000)
  Minority interest                                                                        3,000
                                              ---------    ---------      ---------    ---------
    Loss from discontinued operations                                                    (13,000)

NET LOSS                                        (80,000)    (225,000)      (379,000)    (480,000)
                                              =========    =========      =========    =========
Basic and diluted net loss per share:
  Loss from continuing operations                 (0.01)       (0.04)         (0.06)       (0.08)
  Loss from discontinued
     operations                                                                            (0.00)
                                              ---------    ---------      ---------    ---------
Basic and diluted net loss per share              (0.01)       (0.04)         (0.06)       (0.08)
                                              =========    =========      =========    =========

     See accompanying notes to condensed consolidated financial statements.

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                       For the nine months ended
                                                                             September 30
                                                                       --------------------------
                                                                          2000           1999
                                                                       -----------    -----------
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:
  Loss from continuing operations                                      $  (379,000)   $  (467,000)
  Adjustments to reconcile loss from continuing operations to net cash used for continuing operating activities:
     Depreciation and depletion                                             16,000         23,000
     Minority interest in consolidated subsidiary                                          (1,000)

  Changes in assets and liabilities:
    Decrease (increase) in accounts, notes, and mortgages receivable      (685,000)       178,000
    Decrease in other assets                                                26,000         19,000
    Increase (decrease) in accounts payable                                (21,000)        13,000
    Decrease in accrued liabilities                                         (5,000)       (20,000)
                                                                       -----------    -----------
NET CASH USED FOR CONTINUING OPERATING ACTIVITIES                       (1,048,000)      (255,000)
                                                                       -----------    -----------
CASH FLOWS FROM CONTINUING INVESTING ACTIVITIES:
  Redemption of minority interest                                         (459,000)
  Purchases of property and equipment                                      (11,000)       (42,000)
                                                                       -----------    -----------
NET CASH USED FOR CONTINUING INVESTING ACTIVITIES                         (470,000)       (42,000)
                                                                       -----------    -----------
CASH FLOWS FROM CONTINUING FINANCING ACTIVITIES:
  Payments on notes payable and other debt                                  (9,000)      (251,000)
  Proceeds from issuance of common stock                                                  500,000
                                                                       -----------    -----------
NET CASH PROVIDED BY (USED FOR) CONTINUING
  FINANCING ACTIVITIES                                                      (9,000)       249,000

NET CASH USED FOR DISCONTINUED OPERATIONS                                                 (34,000)
                                                                       -----------    -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                               (1,527,000)       (82,000)

CASH AND CASH EQUIVALENTS, beginning of period                           2,890,000      2,111,000
                                                                       -----------    -----------
CASH AND CASH EQUIVALENTS, end of period                                 1,363,000      2,029,000
                                                                       ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid during the period                                      $     5,000    $    25,000
                                                                       ===========    ===========
  Taxes paid during the period                                         $     2,000    $    82,000
                                                                       ===========    ===========

     See accompanying notes to condensed consolidated financial statements.

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (unaudited)

1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2000, the results of operations for the three and nine months ended September 30, 2000 and 1999 and cash flows for the nine months ended September 30, 2000 and 1999.. The accompanying condensed consolidated financial statements and notes do not include all disclosures considered necessary for a fair presentation in conformity with generally accepted accounting principles. Therefore, it is recommended that these accompanying statements be read in conjunction with the notes to consolidated financial statements appearing in the Company's Form 10-KSB for the year ended December 31, 1999.

2. On October 27, 2000, the Company entered into an agreement with two additional parties to acquire real property in Scottsdale, Arizona for office development. The acquisition price of the real property, approximately 10 acres, was $3,600,000. Under terms of the Agreement, the Company will receive a priority payout of its investment and then share in
     17.5 percent of the profits from the total project. The Company has no other significant operations.

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

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (unaudited)

4. The Company calculates basic and diluted net income (loss) per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128 "Earnings Per Share." Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during each period (6,371,787 shares for both the three and nine month periods ended September 30, 2000 and 6,371,787 and 6,217,943 shares for the three and nine month periods ended September 30, 1999, respectively). Diluted net loss per share is the same as basic net loss per share for the three and nine month periods ended September 30, 2000 and 1999 due to the antidilutive effect of common stock equivalents on loss from continuing operations.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company incurred a consolidated loss from continuing operations for the third quarter of 2000. Other than the real property acquisition made on October 27, 2000 as discussed below and in Note 2 of the unaudited condensed consolidated financial statements as of September 30, 2000 and for the three and nine months ended September 30, 2000 and 1999, the Company presently has no significant operations, and expects such losses to continue unless and until the Company is able to make profitable acquisitions. There can be no assurance that the Company will be able to make such acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

     On October 27, 2000, the Company, through its membership in a newly formed limited liability company with two additional members, entered into an operating agreement to acquire real property in Scottsdale, Arizona for office development. The acquisition price of the real property, approximately 10 acres, is $3,600,000 purchased by the limited liability company Triway Land Investors, LLC "Triway." On September 29, 2000, the Company advanced $775,000 through a promissory note to one of the participating parties in order to assist in securing the acquisition of the real property. On October 27, 2000, the entire promissory note, plus accrued interest, was paid in full. Additionally, the Company made a $500,000 equity investment in Triway. Under the terms of the operating agreement mentioned above, the Company may be required to contribute up to an additional $212,500 at a future date to be specified by a majority interest member of Triway. The Company is to receive a priority payout of its investment and then share in 17.5 percent of the profits from the total project. Colonial Raintree, LLC, one of the members of Triway, is managing Triway.

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

     The Company anticipates that with its current cash position due to the sale of the car rental business in 1998, the related sale of real estate property in December 1999, the sale of shares in March 1999, and its recent investment in the real estate project described above, it should meet its operational cash flow needs for the next twelve months. However, due to any unforeseen circumstances that could occur outside the Company's control, there can be no assurance that adequate cash flows from the Company's present cash position and operations will be achieved.

     The Company continues to aggressively seek additional potential acquisitions in establishing its future direction. There can be no assurance that it will be able to locate suitable acquisition candidates or make any such acquisitions, or that any acquisitions that are made will be profitable for the Company.

RESULTS OF OPERATIONS - THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2000, COMPARED WITH THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1999.

     The Company reported a net loss of $80,000 and $379,000 during the three and nine month periods ended September 30, 2000, respectively, compared to a net loss of $225,000 and $480,000 during the three and nine month periods ended September 30, 1999, respectively. The nine month period results ended September 30, 1999 include a net loss of $13,000 from discontinued operations, which primarily consists of adjustments to previous estimates of discontinued operation expenses determined upon final reconciliation of contractual obligations to and from Dollar upon sale of the Dollar operations in October 1, 1998. Interest and other income decreased from $64,000 and $177,000 during the three and nine month periods ended September 30, 1999, respectively, to $41,000 and $111,000 during the three and nine month periods ended September 30, 2000, respectively, primarily due to rental income received on property leased to Dollar in 1999 as compared to no rental income received in 2000 following the sale of the Phoenix Dollar Rent A Car facilities property in December 1999. Interest expense decreased from $5,000 and $25,000 during the three and nine month periods ended September 30, 1999, respectively, to $1,000 and $5,000 during the three and nine month periods ended September 30, 2000, respectively, due to the significant reduction in debt from the sale of the Phoenix Dollar Rent A Car facilities property in December 1999.

     General and administrative expenses for the first three months of 1999 were allocated to discontinued operations in accordance with proportionate revenue generated and corporate resources utilized during that period of time. Management believes this methodology is reasonable. There was no such allocation in 2000. Total preallocated general and administrative expense for the first nine months of 1999 is $633,000, which includes $35,000 of general and administrative expense allocated to discontinued operations in the first quarter of 1999.

REAL ESTATE ACTIVITIES

     The Company sold its real estate property leased to Dollar in December 1999. The Company entered into an agreement and made a substantial investment in real property for office development in Scottsdale, Arizona in October 2000, as discussed above. Plans are being formulated for the development of office condominium buildings totaling 100,000 sq. ft. The buildings would be offered for sale in mid 2001.

OTHER ACTIVITIES

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Certain statements contained in this report, including statements containing the words "believes," "anticipates," "intends," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to the safe harbors created thereby. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to be materially different from the forward-looking statements. Such factors include, among others, the following: the fact that the Company, following the sale of assets to Dollar, has no significant operations; the risk that subsequent to the Company's recent real estate investment in October 2000, it and its partners may not be able to complete the development as scheduled, the risk that it and its partners may not be able to sell the development on favorable terms when built, and other risks associated with the development and sale of commercial real estate; the risk that the Company will not be able to complete any profitable acquisitions to re-establish significant operations; the risk that the Company will continue to recognize losses from continuing operations unless and until the Company is able to make profitable acquisitions; the risk that all of the foregoing factors or other factors could cause fluctuations in the Company's operating results and the price of the Company's common stock; and other risks detailed in this report and from time to time in the Company's other filings with the Securities and Exchange Commission. Given these uncertainties, readers should not place undue reliance on such forward-looking statements.

                           PART II. OTHER INFORMATION

Responses to Items 1 through 5 are omitted since these items are either inapplicable or the response thereto would be negative.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          See index beginning on page 12

     (b)  Reports on Form 8-K

          There were no reports on Form 8-K filed for the three months ended September 30, 2000.

                                   SIGNATURES

     In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   STRATFORD AMERICAN CORPORATION
                                   Registrant


Date: November 14, 2000            By /s/ Mel L. Shultz
                                      ------------------------------------------
                                      Mel L. Shultz, President and Director



Date: November 14, 2000            By /s/ Timothy A. Laos
                                      ------------------------------------------
                                      Timothy A. Laos, Chief Financial Officer
                                      (Principal Financial Officer and Principal
                                      Accounting Officer)

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

Number                          Description                                 Page
------                          -----------                                 ----
  3.1          Articles of Incorporation                                     N/A
  3.2          By-laws                                                       N/A
  3.3          Articles of Amendment to Articles of Incorporation            N/A
  4.1          Form of Common Stock Certificate                              N/A
  4.2          Form of Series "A" Preferred Stock Certificate                N/A
  4.3          Article IV of the Articles of Incorporation                   N/A
  4.4          Article III of the Bylaws                                     N/A
 27.1          Financial Data Schedule - September 30, 2000                   13