Form 10QSB
period 2001-03-31
STRATFORD AMERICAN CORP
filed 2001-05-15
CIK 836435

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-QSB

     (Mark One)
        [X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001


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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At April 30, 2001 7,141,768 shares of the issuer's common stock were issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                         STRATFORD AMERICAN CORPORATION

                                      INDEX


PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

        Condensed Consolidated Balance Sheet as of March 31, 2001              3

        Condensed Consolidated Statements of Operations for the three
        months ended March 31, 2001 and 2000                                   4

        Condensed Consolidated Statements of Cash Flows for the
        three months ended March 31, 2001 and 2000                             5

        Notes to Condensed Consolidated Financial Statements                   6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS                                              7


PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                       9

Signatures                                                                    10

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2001
                                   (UNAUDITED)

                                     ASSETS

Cash and cash equivalents                                          $  1,416,000
Receivables:
  Mortgage                                                               41,000
  Other                                                                  22,000
Investment in LLC                                                       500,000
Oil and gas interests, net                                               26,000
Other assets                                                             52,000
                                                                   ------------

                                                                   $  2,057,000
                                                                   ============

               LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                                                   $     20,000
Notes payable and other debt                                             45,000
Accrued liabilities                                                      22,000
                                                                   ------------

        Total liabilities                                                87,000

Shareholders' equity:
  Nonredeemable preferred stock, par value $.01 per share;
    authorized 50,000,000 shares, none issued
  Common stock, par value $.01 per share; authorized
    100,000,000 shares; issued and outstanding
    6,385,820 shares                                                     64,000
  Additional paid-in capital                                         27,334,000
  Retained earnings (deficit)                                       (25,417,000)
  Treasury stock, 1,967 shares at cost                                  (11,000)
                                                                   ------------

                                                                      1,970,000
                                                                   ------------

                                                                   $  2,057,000
                                                                   ============

     See accompanying notes to condensed consolidated financial statements.

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                        For the three months
                                                           ended March 31
                                                     --------------------------
                                                        2001             2000
                                                     ---------        ---------
REVENUES:
  Interest and other income                          $  29,000        $  41,000
                                                     ---------        ---------

EXPENSES:
  General and administrative                            96,000          184,000
  Depreciation and depletion                             5,000            6,000
  Interest                                               1,000            2,000
                                                     ---------        ---------

                                                       102,000          192,000
                                                     ---------        ---------

NET LOSS                                               (73,000)        (151,000)
                                                     =========        =========

Basic and diluted net loss per share                     (0.01)           (0.02)
                                                     =========        =========

     See accompanying notes to condensed consolidated financial statements.

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                        For the three months
                                                           ended March 31
                                                     --------------------------
                                                         2001           2000
                                                     -----------    -----------
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:
  Loss from continuing operations                    $   (73,000)   $  (151,000)
  Adjustments to reconcile loss from continuing
   operations to net cash used for continuing
   operating activities:
     Depreciation and depletion                            5,000          6,000

  Changes in assets and liabilities:
    Decrease (increase) in accounts and
      mortgages receivable                               (13,000)        82,000
    Decrease in other assets                               5,000          6,000
    Decrease in accounts payable                          (5,000)        (6,000)
    Decrease in accrued liabilities                      (10,000)        (7,000)
                                                     -----------    -----------

NET CASH USED FOR CONTINUING OPERATING ACTIVITIES        (91,000)       (70,000)
                                                     -----------    -----------

CASH FLOWS FROM CONTINUING INVESTING ACTIVITIES:
    Redemption of minority interest                                    (459,000)
    Purchases of property and equipment                                  (2,000)
                                                     -----------    -----------

NET CASH USED FOR CONTINUING INVESTING ACTIVITIES                      (461,000)
                                                     -----------    -----------

CASH FLOWS FROM CONTINUING FINANCING ACTIVITIES:
    Payments on notes payable and other debt              (3,000)        (4,000)
                                                     -----------    -----------

NET CASH USED FOR CONTINUING FINANCING ACTIVITIES         (3,000)        (4,000)
                                                     -----------    -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                (94,000)      (535,000)

CASH AND CASH EQUIVALENTS, beginning of period         1,510,000      2,890,000
                                                     -----------    -----------

CASH AND CASH EQUIVALENTS, end of period               1,416,000      2,355,000
                                                     ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid during the period                    $     1,000    $     1,000
                                                     ===========    ===========
  Taxes paid during the period                       $         0    $         0
                                                     ===========    ===========

     See accompanying notes to condensed consolidated financial statements.

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (unaudited)

1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2001, the results of operations for the three months ended March 31, 2001 and 2000 and cash flows for the three months ended March 31, 2001 and 2000. The accompanying condensed consolidated financial statements and notes do not include all disclosures considered necessary for a fair presentation in conformity with accounting principles generally accepted in the United States of America. The results of operations for the three-month period ended March 31, 2001 are not necessarily indicative of the results expected for fiscal 2001. Therefore, it is recommended that these accompanying statements be read in conjunction with the notes to consolidated financial statements appearing in the Company's Form 10-KSB for the year ended December 31, 2000.

2. On October 27, 2000, the Company entered into an agreement with two additional parties to acquire real property in Scottsdale, Arizona for office development. The acquisition price of the real property, approximately 10 acres, was $3,600,000. Under terms of the Agreement, the Company will receive a priority payout of its investment and then share in
     17.5 percent of the profits from the total project. The Company has no other significant real estate operations.

3. On February 14, 2000, the Company paid all minority interest holders of Stratford American Car Rental Systems, Inc. ("SCRS"), 100% of their proportionate share of the outstanding minority interest liability as of December 31, 1999, in exchange for 100% redemption of their stock held in SCRS.

4. The Company calculates basic and diluted net income (loss) per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128 "Earnings Per Share." Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during each period (6,385,820 shares for the three month period ended March 31, 2001 and 6,371,787 shares for the three month period ended March 31,
     2000). Diluted net loss per share is the same as basic net loss per share for the three month periods ended March 31, 2001 and 2000) due to the antidilutive effect of common stock equivalents on loss from continuing operations.

5. On April 19, 2001, the Company purchased 100 percent of the capital stock of SA Oil and Gas Corporation ("SA Oil"), from the shareholders of SA Oil, in exchange for 755,948 shares of common stock of the Company. The purchase was pursuant to the terms of the Stock Purchase Agreement by and among the Company, SA Oil and the shareholders of SA Oil. SA Oil owns working interests and/or royalty interests in 87 oil and gas properties located in Oklahoma and Texas. The acquisition will be accounted for using the purchase method of accounting.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company incurred a consolidated loss from continuing operations of $73,000 for the first quarter of 2001. Other than the real property acquisition made on October 27, 2000 and the purchase of SA Oil and Gas Corporation on April 19, 2001, as discussed below and in Note 2 and Note 5 of the unaudited condensed consolidated financial statements as of March 31, 2001, the Company presently has no significant operations, and expects such losses to continue unless and until the Company is able to make profitable acquisitions. There can be no assurance that the Company will be able to make such acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

     On April 19, 2001, the Company purchased 100 percent of the capital stock of SA Oil and Gas Corporation ("SA Oil"), from the shareholders of SA Oil, in exchange for 755,948 shares of common stock of the Company. SA Oil owns working interests and/or royalty interests in 87 oil and gas properties located in Oklahoma and Texas. SA Oil's unaudited financial records for the fiscal year ended December 31, 2000 reflected revenues of $550,000 and net income of $265,000.

     On October 27, 2000, the Company through its membership in Triway Land Investors, LLC ("Triway"), a newly formed limited liability company with two additional members, entered into an operating agreement to acquire real property in Scottsdale, Arizona for office development. The acquisition price of the real property acquired by Triway, approximately 10 acres, was $3,600,000. On September 29, 2000, the Company advanced $775,000 through a promissory note to one of the participating parties to assist in securing the acquisition of the real property. On October 27, 2000 the entire promissory note, plus accrued interest, was paid in full. Additionally, the Company made a $500,000 equity investment in Triway. Under the terms of the operating agreement, the Company may be required to contribute up to an additional $212,500 at a future date to be specified by a majority interest member of Triway. The Company is to receive a priority payout of its $500,000 investment and then share in 17.5 percent of the results from the total project. Colonial Raintree, LLC, one of the members of Triway, is managing Triway.

     On February 14, 2000, the Company paid all minority interest holders of Stratford American Car Rental Systems ("SCRS") 100% of their proportionate share of the outstanding minority interest liability, totaling $459,000 as of December 31, 1999, in exchange for 100% redemption of their stock held in SCRS.

     The Company anticipates that with its current cash position due to the sale of a car rental business in 1998, the related sale of real estate property in December 1999, the sale of Company shares in March 1999, its investment in the real estate project described above, and its recent acquisition of SA Oil described above, it should meet it's operational cash flow needs for the remainder of 2001. However, due to any unforeseen circumstances that could occur outside the Company's control, there can be no assurance that adequate cash flows from the Company's present cash position and current activity will be achieved.

     The Company continues to aggressively seek additional potential acquisitions in establishing its future direction. There can be no assurance that it will be able to locate suitable acquisition candidates or make any such acquisitions, or that any acquisitions that are made will be profitable for the Company.

RESULTS OF OPERATIONS - THREE MONTH PERIOD ENDED MARCH 31, 2001, COMPARED WITH THREE MONTH PERIOD ENDED MARCH 31, 2000.

     The Company reported a net loss of $73,000 for the quarter ended March 31, 2001 compared to a net loss of $151,000 for the quarter ended March 31, 2000. Interest and other income decreased from $41,000 in 2000 to $29,000 in 2001 due to reduced interest income earned on lower cash balances from 2000 to 2001.

     General and administrative expenses decreased from $184,000 in 2000 to $96,000 in 2001 due to reduced officer salaries and increased rent and other general administrative expense reimbursements which occurred in 2001.

REAL ESTATE ACTIVITIES

     The Company entered into an agreement and made an investment in a limited liability company acquiring real property for office development in Scottsdale, Arizona in October 2000, as discussed above. Plans are being formulated for the development of office condominium buildings totaling 100,000 sq. ft. The Company anticipates that the buildings will be offered for sale in late 2001. See "Liquidity and Capital Resources."

OIL AND GAS ACTIVITIES

     The Company acquired SA Oil through a stock exchange transaction in April 2001 as discussed above. SA Oil owns working and/or royalty interests in 87 oil and gas properties located in Oklahoma and Texas. The acquisition will be accounted for as a purchase and therefore, the results of the business acquired from SA Oil will be combined with the Company from April 19, 2001. See "Liquidity and Capital Resources."

     The Company also owns a nominal interest in four oil and gas wells in Arkansas and Oklahoma that generate insignificant revenues.

CAPITAL REQUIREMENTS

     The Company does not have any material plans for future capital expenditures at the present time.

IMPACT OF INFLATION

     Inflation has not had a significant impact on the Company's results of operations.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Certain statements contained in this report, including statements containing the words "believes," "anticipates," "intends," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to the safe harbors created thereby. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause the actual results to be materially different from the forward-looking statements. Such factors include, among others, the following: the fact that the Company, following the sale of assets to Dollar, has no significant operations; the risk that the Company will not be able to complete any profitable acquisitions to re-establish significant operations; the risk that Triway may not be able to begin offering office condominium buildings for sale in late 2001 as presently scheduled and the risk that the Company's investment in Triway may not be profitable; the risk that the Company will continue to recognize losses from continuing operations unless and until the Company is able to make profitable acquisitions; the risk that all of the foregoing factors or other factors could cause fluctuations in the Company's operating results and the price of the Company's common stock; and other risks detailed in this report and from time to time in the Company's other filings with the Securities and Exchange Commission. Given these uncertainties, readers should not place undue reliance on such forward-looking statements.

                           PART II. OTHER INFORMATION

Responses to Items 1 through 5 are omitted since these items are either inapplicable or the response thereto would be negative.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

          See index beginning on page 11

     (b)  REPORTS ON FORM 8-K

          There were no reports on Form 8-K filed for the three months ended March 31, 2001.

                                   SIGNATURES

     In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     STRATFORD AMERICAN CORPORATION


                                     Registrant


Date: May 15, 2001                   By /s/ Mel L. Shultz
                                        ----------------------------------------
                                        Mel L. Shultz, President and Director



Date: May 15, 2001                   By /s/ Timothy A. Laos
                                        ----------------------------------------
                                        Timothy A. Laos, Chief Financial Officer
                                        (Principal Financial Officer and
                                        Principal Accounting Officer)

                                 EXHIBITS INDEX

There are no exhibits originally filed with this report. The Company hereby incorporates all other exhibits by reference pursuant to Rule 12b-32, each of which (except Exhibit 3.3 and 10.1) was filed as an exhibit to the Company's Registration on Form 10 which was filed July 22, 1988, and amended on October 7, 1988, and December 8, 1988. Exhibit 3.3 was filed with the Company's Registration Statement on Form S-1 on June 12, 1989. Exhibit 10.1 was filed as
Exhibit 10.14 to the Company's Form 10-KSB for the year ended December 31, 2000 which was filed with the Securities and Exchange Commission on April 2, 2001.

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

 3.3       Articles of Amendment to Articles of Incorporation                N/A

 4.1       Form of Common Stock Certificate                                  N/A

 4.2       Form of Series "A" Preferred Stock Certificate                    N/A

 4.3       Article IV of the Articles of Incorporation                       N/A

 4.4       Article III of the Bylaws                                         N/A

10.1       Operating Agreement between DVI Raintree, LLC, Stratford
           American Corporation and Colonial Raintree, LLC, dated
           October 26, 2000                                                  N/A