Form 10QSB
period 2001-06-30
STRATFORD AMERICAN CORP
filed 2001-08-14
CIK 836435

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At July 31, 2001 7,141,768 shares of the issuer's common stock were issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                         STRATFORD AMERICAN CORPORATION

                                      INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

        Condensed Consolidated Balance Sheet as of June 30, 2001               3

        Condensed Consolidated Statements of Operations for the three
        and six months ended June 30, 2001 and 2000                            4

        Condensed Consolidated Statements of Cash Flows for the six
        months ended June 30, 2001 and 2000                                    5

        Notes to Condensed Consolidated Financial Statements                   6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS                                              7

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                      10

Signatures                                                                    11

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2001
                                   (UNAUDITED)

                                     ASSETS

Cash and cash equivalents                                          $  1,433,000
Receivables:
  Mortgage                                                               40,000
  Other                                                                  85,000
Investment in LLC                                                       500,000
Oil and gas interests, net                                              806,000
Other assets                                                             39,000
                                                                   ------------

                                                                   $  2,903,000
                                                                   ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                                                   $     58,000
Notes payable and other debt                                            945,000
Accrued liabilities                                                      24,000
                                                                   ------------

     Total liabilities                                                1,027,000

Shareholders' equity:
  Nonredeemable preferred stock, par value $.01 per share;
    authorized 50,000,000 shares, none issued
  Common stock, par value $.01 per share; authorized 100,000,000
    shares; issued and outstanding 7,141,768 shares                      71,000
  Additional paid-in capital                                         27,327,000
  Retained earnings (deficit)                                       (25,511,000)
  Treasury stock, 1,967 shares at cost                                  (11,000)
                                                                   ------------

                                                                      1,876,000
                                                                   ------------

                                                                   $  2,903,000
                                                                   ============

     See accompanying notes to condensed consolidated financial statements.

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                           For the three months ended   For the six months ended
                                                     June 30                    June 30
                                             ----------------------      ----------------------
                                               2001         2000           2001         2000
                                             ---------    ---------      ---------    ---------
REVENUES:
  Oil & gas revenue                          $  88,000    $   1,000      $  93,000    $   3,000
  Interest and other income                     18,000       28,000         43,000       67,000
                                             ---------    ---------      ---------    ---------
                                               106,000       29,000        136,000       70,000
EXPENSES:
  General and administrative                   106,000      169,000        201,000      353,000
  Depreciation, depletion and amortization      37,000        5,000         43,000       11,000
  Oil & gas operations                          45,000        1,000         46,000        1,000
  Interest                                      12,000        2,000         13,000        4,000
                                             ---------    ---------      ---------    ---------

                                               200,000      177,000        303,000      369,000
                                             ---------    ---------      ---------    ---------

NET LOSS                                     $ (94,000)   $(148,000)     $(167,000)   $(299,000)
                                             =========    =========      =========    =========

Basic and diluted net loss per share         $   (0.01)   $   (0.02)     $   (0.02)   $   (0.05)
                                             =========    =========      =========    =========

     See accompanying notes to condensed consolidated financial statements.

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                          For the six months ended June 30
                                                          --------------------------------
                                                                2001           2000
                                                             -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                   $  (167,000)   $  (299,000)
  Adjustments to reconcile net loss
   to net cash used in operating activities:
    Depreciation, depletion and amortization                      43,000         11,000

  Changes in assets and liabilities:
    Decrease in accounts and mortgage receivable                   7,000         87,000
    Decrease (increase) in other assets                          (34,000)        16,000
    Increase (decrease) in accounts payable                       17,000        (30,000)
    Decrease in accrued liabilities                               (8,000)        (2,000)
                                                             -----------    -----------

NET CASH USED IN OPERATING ACTIVITIES                           (142,000)      (217,000)
                                                             -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash acquired in connection with the acquisition of
    SA Oil & Gas Corporation                                      71,000
  Redemption of minority interest                                              (459,000)
  Purchases of property and equipment                                           (11,000)
                                                             -----------    -----------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES               71,000       (470,000)
                                                             -----------    -----------

CASH FLOWS USED IN FINANCING ACTIVITIES:
  Payments on notes payable and other debt                        (6,000)        (6,000)
                                                             -----------    -----------

NET CASH USED IN FINANCING ACTIVITIES                             (6,000)        (6,000)
                                                             -----------    -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                        (77,000)      (693,000)

CASH AND CASH EQUIVALENTS, beginning of period                 1,510,000      2,890,000
                                                             -----------    -----------

CASH AND CASH EQUIVALENTS, end of period                     $ 1,433,000    $ 2,197,000
                                                             ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid during the period                            $     8,000    $     3,000
                                                             ===========    ===========
  Taxes paid during the period                               $         0    $         0
                                                             ===========    ===========
  Acquisition of assets and liabilities
   through issuance of common stock:
    Accounts receivable                                      $    82,000    $         0
                                                             ===========    ===========
    Oil and gas interests                                    $   765,000    $         0
                                                             ===========    ===========
    Accounts payable                                         $    15,000    $         0
                                                             ===========    ===========
    Note payable                                             $   903,000    $         0
                                                             ===========    ===========


     See accompanying notes to condensed consolidated financial statements.

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (unaudited)

1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2001, the results of operations for the three and six months ended June 30, 2001 and 2000 and cash flows for the six months ended June 30, 2001 and 2000. The accompanying condensed consolidated financial statements and notes do not include all disclosures considered necessary for a fair presentation in conformity with accounting principles generally accepted in the United States of America. The results of operations for the six-month period ended June 30, 2001 are not necessarily indicative of the results expected for fiscal 2001. Therefore, it is recommended that these accompanying statements be read in conjunction with the notes to consolidated financial statements appearing in the Company's Form 10-KSB for the year ended December 31, 2000.

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

4. The Company calculates basic and diluted net income (loss) per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128 "Earnings Per Share." Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during each period (6,998,978 and 6,690,705 shares for the three and six month periods ended June 30, 2001 respectively and 6,371,787 shares for the three and six month periods ended June 30, 2000). Diluted net loss per share is the same as basic net loss per share for the three and six month periods ended June 30, 2001 and 2000 due to the antidilutive effect of common stock equivalents on net loss.

5. On April 19, 2001, the Company purchased 100 percent of the capital stock of SA Oil and Gas Corporation ("SA Oil"), from the shareholders of SA Oil, in exchange for 755,948 shares of common stock of the Company. The fair value of the Company's common shares on the date of acquisition was $0.28 per share. The purchase was pursuant to the terms of the Stock Purchase Agreement by and among the Company, SA Oil and the shareholders of SA Oil. SA Oil owns working interests and/or royalty interests in 87 oil and gas properties located in Oklahoma and Texas. The acquisition has been accounted for using the purchase method of accounting.

     Had the acquisition been completed as of January 1, 2000, the Company would have reported the following:

                        Three Months Ended June 30,    Six Months Ended June 30,
                        ---------------------------    -------------------------
                            2001          2000            2001           2000
                         ---------     ---------       ---------      ---------
Total revenues           $ 131,000     $ 157,000       $ 306,000      $ 331,000
Net loss                 $ (88,000)    $(131,000)      $ (96,000)     $(191,000)
Net loss per share       $   (0.01)    $   (0.02)      $   (0.01)     $   (0.03)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company incurred a consolidated net loss of $94,000 for the second quarter of 2001. Other than the real property acquisition made on October 27, 2000 and the purchase of SA Oil and Gas Corporation ("SA Oil") on April 19, 2001, as discussed below and in Note 2 and Note 5 of the unaudited condensed consolidated financial statements as of June 30, 2001, the Company presently has no significant operations, and expects such losses to continue unless and until the Company is able to make profitable acquisitions. There can be no assurance that the Company will be able to make such acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

     On April 19, 2001, the Company purchased 100 percent of the capital stock of SA Oil, from the shareholders of SA Oil, in exchange for 755,948 shares of common stock of the Company. SA Oil owns working interests and/or royalty interests in 87 oil and gas properties located in Oklahoma and Texas. SA Oil's audited financial statements for the fiscal year ended December 31, 2000 reflected revenues of $561,000 and net income of $155,000.

     On October 27, 2000, the Company through its membership in Triway Land Investors, L.L.C. ("Triway"), a newly formed limited liability company with two additional members, entered into an operating agreement to acquire real property in Scottsdale, Arizona for office development. The acquisition price of the real property acquired by Triway, approximately 10 acres, was $3,600,000. On September 29, 2000, the Company advanced $775,000 through a promissory note to one of the participating parties to assist in securing the acquisition of the real property. On October 27, 2000 the entire promissory note, plus accrued interest, was paid in full. Additionally, the Company made a $500,000 equity investment in Triway. Under the terms of the operating agreement, the Company may be required to contribute up to an additional $212,500 at a future date to be specified by a majority interest member of Triway. The Company is to receive a priority payout of its $500,000 investment and then share in 17.5 percent of the results from the total project. Colonial Raintree, LLC, one of the members of Triway, is managing Triway.

     On February 14, 2000, the Company paid all minority interest holders of Stratford American Car Rental Systems ("SCRS") 100% of their proportionate share of the outstanding minority interest liability, totaling $459,000 as of December 31, 1999, in exchange for 100% redemption of their stock held in SCRS.

     The Company anticipates that with its current cash position due to the sale of a car rental business in 1998, the related sale of real estate property in December 1999, the sale of Company shares in March 1999, its investment in the real estate project described above, and its recent acquisition of SA Oil described above, it should meet its operational cash flow needs for the remainder of 2001. However, due to any unforeseen circumstances that could occur outside the Company's control, there can be no assurance that adequate cash flows from the Company's present cash position and current activity will be achieved.

     The Company continues to aggressively seek additional potential acquisitions in establishing its future direction. There can be no assurance that it will be able to locate suitable acquisition candidates or make any such acquisitions, or that any acquisitions that are made will be profitable for the Company.

RESULTS OF OPERATIONS - THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2001, COMPARED WITH THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2000.

     The Company reported a net loss of $94,000 and $167,000 during the three and six month periods ended June 30, 2001 compared to a net loss of $148,000 and $299,000 for the three and six month periods ended June 30, 2000. Oil and gas revenue increased from $1,000 and $3,000 for the three and six month periods ended June 30, 2000 to $88,000 and $93,000 for the three and six month periods ended June 30, 2001 due to the April 19, 2001 acquisition of SA Oil and Gas Corporation, including working interest and royalty interest revenue from additional oil and gas properties. Interest and other income decreased from $28,000 and $67,000 for the three and six month periods ended June 30, 2000 to $18,000 and $43,000 for the three and six month periods ended June 30, 2001 due to reduced interest income earned on lower cash balances from 2000 to 2001.

     General and administrative expenses decreased from $169,000 and $353,000 for the three and six month periods ended June 30, 2000 to $106,000 and $201,000 for the three and six month periods ended June 30, 2001 due to reduced officer salaries and decreased rent and other general and administrative expenses which occurred in 2001. Depreciation, depletion and amortization expense increased from $5,000 and $11,000 for the three and six month periods ended June 30,2000 to $37,000 and $43,000 for the three and six month periods ended June 30, 2001 due to additional depletion related to the 87 oil and gas well interests acquired through SA Oil and Gas Corporation. Oil and gas operation expense increased from $1,000 for each of the three and six month periods ended June 30, 2000 to $45,000 and $46,000 for the three and six month periods ended June 30, 2001 also due to the oil and gas properties acquired through SA Oil and Gas Corporation.

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

OIL AND GAS ACTIVITIES

     The Company acquired SA Oil through a stock exchange transaction in April 2001 as discussed above. SA Oil owns working and/or royalty interests in 87 oil and gas properties located in Oklahoma and Texas. The acquisition has been accounted for as a purchase and, therefore, the results of the business acquired from SA Oil has been combined with the Company from April 19, 2001. See "Liquidity and Capital Resources."

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Certain statements contained in this report, including statements containing the words "believes," "anticipates," "intends," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to the safe harbors created thereby. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause the actual results to be materially different from the forward-looking statements. Such factors include, among others, the following: the fact that the Company, following the sale of assets to Dollar, has no significant operations; the risk that the Company will not be able to complete any profitable acquisitions to re-establish significant operations; the risk that Triway may not be able to begin offering office condominium buildings for sale in late 2001 as presently scheduled and the risk that the Company's investment in Triway may not be profitable; the risk that the operations of the newly acquired SA Oil & Gas Corporation may not be profitable, the risk that the Company will continue to recognize losses from continuing operations unless and until the Company is able to make profitable acquisitions; the risk that all of the foregoing factors or other factors could cause fluctuations in the Company's operating results and the price of the Company's common stock; and other risks detailed in this report and from time to time in the Company's other filings with the Securities and Exchange Commission. Given these uncertainties, readers should not place undue reliance on such forward-looking statements.

                           PART II. OTHER INFORMATION

Responses to Items 1 through 5 are omitted since these items are either inapplicable or the response thereto would be negative.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

          See index beginning on page 12

     (b)  REPORTS ON FORM 8-K

          The following reports on Form 8-K were filed for the three months ended June 30, 2001.

          8-K       Acquisition of SA Oil & Gas Corporation filed May 2, 2001
          8-K/A     Amendment to May 2, 2001 filing including required financial information, filed June 29, 2001

                                   SIGNATURES

     In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   STRATFORD AMERICAN CORPORATION
                                   Registrant


Date: August 14, 2001              By /s/ Mel L. Shultz
                                      ------------------------------------------
                                      Mel L. Shultz, President and Director



Date: August 14, 2001              By /s/ Timothy A. Laos
                                      ------------------------------------------
                                      Timothy A. Laos, Chief Financial Officer
                                      (Principal Financial Officer and Principal
                                      Accounting Officer)

                                 EXHIBITS INDEX

There are no exhibits originally filed with this report. The Company hereby incorporates all other exhibits by reference pursuant to Rule 12b-32, each of which (except Exhibit 2.1, 3.3 and 10.1) was filed as an exhibit to the Company's Registration on Form 10 which was filed July 22, 1988, and amended on October 7, 1988, and December 8, 1988. Exhibit 2.1 was filed with the Company's Form 8-K filed with the Security and Exchange Commission on May 2, 2001. Exhibit
3.3 was filed with the Company's Registration Statement on Form S-1 on June 12, 1989. Exhibit 10.1 was filed as Exhibit 10.14 to the Company's Form 10-KSB for the year ended December 31, 2000 which was filed with the Securities and Exchange Commission on April 2, 2001.

Number                            Description                               Page
------                            -----------                               ----
2.1       Stock Purchase Agreement, dated March 22, 2001 by and
          among SA Oil, the shareholders of SA Oil, and the Company          N/A

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