Form 10QSB
period 2001-09-30
STRATFORD AMERICAN CORP
filed 2001-11-14
CIK 836435

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
   [X]             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At October 31, 2001 7,141,768 shares of the issuer's common stock were issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

================================================================================

                         STRATFORD AMERICAN CORPORATION

                                      INDEX

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

            Condensed Consolidated Balance Sheet as of September 30, 2001      3

            Condensed Consolidated Statements of Operations for the
            three and nine months ended September 30, 2001 and 2000            4

            Condensed Consolidated Statements of Cash Flows for the
            nine months ended September 30, 2001 and 2000                      5

            Notes to Condensed Consolidated Financial Statements               6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS                                            8

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                    11

Signatures                                                                    12

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2001
                                   (unaudited)

                                     ASSETS

Cash and cash equivalents                                          $  1,331,000
Receivables:
  Mortgage                                                               39,000
  Other                                                                  76,000
Investment in LLC                                                       532,000
Oil and gas interests, net                                              757,000
Other assets                                                             70,000
                                                                   ------------

                                                                   $  2,805,000
                                                                   ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                                                   $     52,000
Notes payable and other debt                                            942,000
Accrued liabilities                                                      35,000
                                                                   ------------

     Total liabilities                                                1,029,000

Shareholders' equity:
  Nonredeemable preferred stock, par value $.01 per share;
    authorized 50,000,000 shares, none issued
  Common stock, par value $.01 per share; authorized 100,000,000
    shares; issued and outstanding 7,141,768 shares                      71,000
  Additional paid-in capital                                         27,327,000
  Retained earnings (deficit)                                       (25,611,000)
  Treasury stock, 1,967 shares at cost                                  (11,000)
                                                                   ------------

                                                                      1,776,000
                                                                   ------------

                                                                   $  2,805,000
                                                                   ============

     See accompanying notes to condensed consolidated financial statements.

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                           For the three months ended   For the nine months ended
                                                  September 30                 September 30
                                           --------------------------   -------------------------
                                               2001         2000            2001         2000
                                             ---------    ---------       ---------    ---------
REVENUES:
  Oil & gas revenue                          $  84,000    $   3,000       $ 177,000    $   6,000
  Interest and other income                     13,000       38,000          55,000      105,000
                                             ---------    ---------       ---------    ---------
                                                97,000       41,000         232,000      111,000
EXPENSES:
  General and administrative                    94,000      114,000         295,000      466,000
  Depreciation, depletion and amortization      39,000        5,000          81,000       16,000
  Oil & gas operations                          49,000        1,000          95,000        3,000
  Interest                                      15,000        1,000          28,000        5,000
                                             ---------    ---------       ---------    ---------

                                               197,000      121,000         499,000      490,000
                                             ---------    ---------       ---------    ---------

NET LOSS                                     $(100,000)   $ (80,000)      $(267,000)   $(379,000)
                                             =========    =========       =========    =========

Basic and diluted net loss per share         $   (0.01)   $   (0.01)      $   (0.04)   $   (0.06)
                                             =========    =========       =========    =========

     See accompanying notes to condensed consolidated financial statements.

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                  For the nine months ended
                                                                                        September 30
                                                                                -----------------------------
                                                                                   2001              2000
                                                                                -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                      $  (267,000)      $  (379,000)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation, depletion and amortization                                        81,000            16,000

  Changes in assets and liabilities:
    Decrease (increase) in accounts, mortgage and note receivable                    17,000          (685,000)
    Decrease (increase) in other assets                                             (55,000)           26,000
    Increase (decrease) in accounts payable                                          12,000           (21,000)
    Increase (decrease) in accrued liabilities                                        3,000            (5,000)
                                                                                -----------       -----------

NET CASH USED IN OPERATING ACTIVITIES                                              (209,000)       (1,048,000)
                                                                                -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash acquired in connection with the acquisition of SA Oil & Gas
    Corporation                                                                      71,000
  Redemption of minority interest                                                                    (459,000)
  Investment in LLC                                                                 (32,000)
  Purchases of property and equipment                                                                 (11,000)
                                                                                -----------       -----------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                  39,000          (470,000)
                                                                                -----------       -----------

CASH FLOWS USED IN FINANCING ACTIVITIES:
  Payments on notes payable and other debt                                           (9,000)           (9,000)
                                                                                -----------       -----------

NET CASH USED IN FINANCING ACTIVITIES                                                (9,000)           (9,000)
                                                                                -----------       -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                          (179,000)       (1,527,000)

CASH AND CASH EQUIVALENTS, beginning of period                                    1,510,000         2,890,000
                                                                                -----------       -----------

CASH AND CASH EQUIVALENTS, end of period                                        $ 1,331,000       $ 1,363,000
                                                                                ===========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid during the period                                               $    23,000       $     5,000
                                                                                ===========       ===========
  Taxes paid during the period                                                  $         0       $     2,000
                                                                                ===========       ===========

Acquisition of assets and liabilities through issuance of common stock:
  Accounts receivable                                                           $    82,000       $         0
                                                                                ===========       ===========
  Oil and gas interests                                                         $   765,000       $         0
                                                                                ===========       ===========
  Accounts payable                                                              $    15,000       $         0
                                                                                ===========       ===========
  Note payable                                                                  $   903,000       $         0
                                                                                ===========       ===========

     See accompanying notes to condensed consolidated financial statements.

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000
                                   (unaudited)

1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2001, the results of operations for the three and nine months ended September 30, 2001 and 2000 and cash flows for the nine months ended September 30, 2001 and 2000. The accompanying condensed consolidated financial statements and notes do not include all disclosures considered necessary for a fair presentation in conformity with accounting principles generally accepted in the United States of America. . Therefore, it is recommended that these accompanying statements be read in conjunction with the notes to consolidated financial statements appearing in the Company's Form 10-KSB for the year ended December 31, 2000. The results of operations for the nine-month period ended September 30, 2001 are not necessarily indicative of the results expected for fiscal year 2001.

2. On October 27, 2000, the Company through its membership in Triway Land Investors, L.L.C. ("Triway"), a newly formed limited liability company with two additional members, entered into an operating agreement to acquire real property in Scottsdale, Arizona for office development. The acquisition price of the real property acquired by Triway, approximately 10 acres, was $3,600,000. As a result the Company made a $500,000 equity investment in Triway. According to the operating agreement, the Company and a majority interest member of Triway may be required to make additional contributions up to a proportionate specified amount. On September 20, 2001, the Company contributed an additional $32,000 equity investment, proportionately, in accordance with the terms of the operating agreement. The Company may still be required to contribute up to an additional $180,500, proportionately, at a future date as specified by the operating agreement. The Company is to receive a priority payout of its current $532,000 investment and then share in 17.5 percent of the results from the total project. Colonial Raintree, LLC, one of the members of Triway, is managing Triway. The Company has no other significant real estate operations.

3. On February 14, 2000, the Company paid all minority interest holders of Stratford American Car Rental Systems, Inc. ("SCRS"), 100% of their proportionate share of the outstanding minority interest liability as of December 31, 1999, in exchange for 100% redemption of their stock held in SCRS.

4. The Company calculates basic and diluted net income (loss) per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128 "Earnings Per Share." Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during each period (7,141,768 and 6,842,712 shares for the three and nine month periods ended September 30, 2001 respectively and 6,371,787 shares for the three and nine month periods ended September 30, 2000). Diluted net loss per share is the same as basic net loss per share for the three and nine month periods ended September 30, 2001 and 2000 due to the antidilutive effect of dilutive securities on net loss.

5. On April 19, 2001, the Company purchased 100 percent of the capital stock of SA Oil and Gas Corporation ("SA Oil"), from the shareholders of SA Oil, in exchange for 755,948 shares of common stock of the Company. The fair market value of the Company's common shares on the date of acquisition was $0.28 per share. The purchase was pursuant to the terms of the Stock Purchase Agreement by and among the Company, SA Oil and the shareholders of SA Oil. SA Oil owns working interests and/or royalty interests in 87 oil and gas properties located in Oklahoma and Texas. The acquisition has been accounted for using the purchase method of accounting.

     Had the acquisition been completed as of January 1, 2000, the Company would have reported the following:

                               Three Months Ended          Nine Months Ended
                                  September 30,              September 30,
                             -----------------------    -----------------------
                                2001         2000          2001         2000
                             ----------   ----------    ----------   ----------
     Total revenues          $   97,000   $  187,000    $  403,000   $  518,000
     Net loss                $ (100,000)  $  (38,000)   $ (196,000)  $ (229,000)
     Net loss per share      $    (0.01)  $    (0.01)   $    (0.03)  $    (0.03)
     Pro Forma weighted
       average shares o/s:   $7,141,768   $7,127,735    $7,141,768   $7,127,735

6. In July 2001, the FASB issued Statement No. 141, BUSINESS COMBINATIONS and Statement No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Upon its initial adoption, Statement No. 142 eliminated the amortization of all existing and newly acquired goodwill on a prospective basis and requires companies to assess goodwill impairment, at least annually, based on the fair value of the reporting unit.

     The Company is required to adopt the provisions of Statement No. 141 immediately. The Company will be required to adopt Statement No. 142 on January 1, 2002; however, goodwill and intangible assets acquired after June 30, 2001 would be subject to the amortization provisions of this Statement immediately. Management has determined that the impact of adopting these Statements on the Company's financial statements, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle, would be immaterial.

     In June 2001, the Financial Accounting Standards Board issued Statement No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset.

     Statement No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement.

     The Company is required and plans to adopt the provisions of Statement No. 143 for the quarter ending March 31, 2003. To accomplish this, the Company must identify all legal obligations for asset retirement obligations, if any, and determine the fair value of these obligations on the date of adoption. The determination of fair value is complex and will require the Company to gather market information and develop cash flow models. Additionally, the Company will be required to develop processes to track and monitor these obligations. Because of the effort necessary to comply with the adoption of Statement No. 143, it is not practicable for management to estimate the impact of adopting this Statement at the date of this report.

     On October 3, 2001, the FASB issued Statement No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement No. 144 supersedes Statement No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, it retains many of the fundamental provisions of that Statement.

     Statement No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS -- REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS, for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. By broadening the presentation of discontinued operations to include more disposal transactions, the FASB has enhanced managements' ability to provide information that helps financial statement users to assess the effects of a disposal transaction on the ongoing operations of an entity. Statement No. 144 is effective for fiscal years beginning after December 15, 2001. At the current time, management does not believe that the adoption of this statement on January 1, 2002 will have a material impact on the Company's financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company incurred a consolidated net loss of $100,000 for the third quarter of 2001. Other than the real property acquisition made on October 27, 2000 and the purchase of SA Oil and Gas Corporation ("SA Oil") on April 19, 2001, as discussed below and in Note 2 and Note 5 of the unaudited condensed consolidated financial statements as of September 30, 2001, the Company presently has no significant operations, and expects such losses to continue unless and until the Company is able to make profitable acquisitions. There can be no assurance that the Company will be able to make such acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

     On April 19, 2001, the Company purchased 100 percent of the capital stock of SA Oil from the shareholders of SA Oil, in exchange for 755,948 shares of common stock of the Company. SA Oil owns working interests and/or royalty interests in 87 oil and gas properties located in Oklahoma and Texas. SA Oil's audited financial statements for the fiscal year ended December 31, 2000 reflected revenues of $561,000 and net income of $155,000.

     On October 27, 2000, the Company through its membership in Triway Land Investors, L.L.C. ("Triway"), a newly formed limited liability company with two additional members, entered into an operating agreement to acquire real property in Scottsdale, Arizona for office development. The acquisition price of the real property acquired by Triway, approximately 10 acres, was $3,600,000. On September 29, 2000, the Company advanced $775,000 through a promissory note to one of the participating parties to assist in securing the acquisition of the real property. On October 27, 2000 the entire promissory note, plus accrued interest, was paid in full. Additionally, the Company made a $500,000 equity investment in Triway. According to the operating agreement, the Company and a majority interest member of Triway may be required to make additional contributions up to a proportionate specified amount. On September 20, 2001, the Company contributed an additional $32,000 equity investment, proportionately, in accordance with the terms of the operating agreement. The Company may still be required to contribute up to an additional $180,500, proportionately, at a future date as specified by the operating agreement. The Company is to receive a priority payout of its current $532,000 investment and then share in 17.5 percent of the results from the total project. Colonial Raintree, LLC, one of the members of Triway, is managing Triway.

              On February 14, 2000, the Company paid all minority interest holders of Stratford American Car Rental Systems ("SCRS") 100% of their proportionate share of the outstanding minority interest liability, totaling $459,000 as of December 31, 1999, in exchange for 100% redemption of their stock held in SCRS.

     The Company anticipates that with its current cash position due to the sale of its car rental business in 1998, the related sale of real estate property in December 1999, the sale of Company shares in March 1999, its investment in the real estate project described above, and its recent acquisition of SA Oil described above, it should meet its operational cash flow needs for the remainder of 2001. However, due to any unforeseen circumstances that could occur outside the Company's control, there can be no assurance that adequate cash flows from the Company's present cash position and current activity will be achieved.

     The Company continues to aggressively seek additional potential acquisitions in establishing its future direction. There can be no assurance that it will be able to locate suitable acquisition candidates or make any such acquisitions, or that any acquisitions that are made will be profitable for the Company.

RESULTS OF OPERATIONS - THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2001, COMPARED WITH THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2000.

     The Company reported a net loss of $100,000 and $267,000 during the three and nine month periods ended September 30, 2001 compared to a net loss of $80,000 and $379,000 for the three and nine month periods ended September 30, 2000. Oil and gas revenue increased from $3,000 and $6,000 for the three and nine month periods ended September 30, 2000 to $84,000 and $177,000 for the three and nine month periods ended September 30, 2001 due to the April 19, 2001 acquisition of SA Oil and Gas Corporation, including working interest and royalty interest revenue from additional oil and gas properties. Interest and other income decreased from $38,000 and $105,000 for the three and nine month periods ended September 30, 2000 to $13,000 and $55,000 for the three and nine month periods ended September 30, 2001 due to reduced interest income earned on lower cash balances from 2000 to 2001.

     General and administrative expenses decreased from $114,000 and $466,000 for the three and nine month periods ended September 30, 2000 to $94,000 and $295,000 for the three and nine month periods ended September 30, 2001 due to reduced officer salaries and decreased rent and other general and administrative expenses which occurred in 2001. Depreciation, depletion and amortization expense increased from $5,000 and $16,000 for the three and nine month periods ended September 30, 2000 to $39,000 and $81,000 for the three and nine month periods ended September 30, 2001 due to additional depletion related to the 87 oil and gas well interests acquired through SA Oil and Gas Corporation. Oil and gas operation expense increased from $1,000 and $3,000 for the three and nine month periods ended September 30, 2000 to $49,000 and $95,000 for the three and nine month periods ended September 30, 2001 also due to the oil and gas properties acquired through SA Oil and Gas Corporation.

REAL ESTATE ACTIVITIES

     The Company entered into an agreement and made an investment in a limited liability company acquiring real property for office development in Scottsdale, Arizona in October 2000, as discussed above. Plans are being formulated for the development of office condominium buildings totaling 100,000 sq. ft. The Company plans to offer the buildings for sale on a pre-construction basis as early as the end of 2001. See "Liquidity and Capital Resources."

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Certain statements contained in this report, including statements containing the words "believes," "anticipates," "intends," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to the safe harbors created thereby. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause the actual results to be materially different from the forward-looking statements. Such factors include, among others, the following: the fact that the Company has no significant operations; the risk that the Company will not be able to complete any profitable acquisitions to re-establish significant operations; the risk that Triway may not be able to begin offering office condominium buildings for pre-construction sale by late 2001 as presently scheduled and the risk that the Company's investment in Triway may not be profitable; the risk that the operations of the newly acquired SA Oil & Gas Corporation may not be profitable; the risk that the Company will continue to recognize losses from operations unless and until the Company is able to make profitable acquisitions; the risk that all of the foregoing factors or other factors could cause fluctuations in the Company's operating results and the price of the Company's common stock; and other risks detailed in this report and from time to time in the Company's other filings with the Securities and Exchange Commission. Given these uncertainties, readers should not place undue reliance on such forward-looking statements.

                           PART II. OTHER INFORMATION

Responses to Items 1 through 5 are omitted since these items are either inapplicable or the response thereto would be negative.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          See index beginning on page 13

     (b) There were no reports filed on Form 8-K for the three months ended September 30, 2001.

                                   SIGNATURES

     In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   STRATFORD AMERICAN CORPORATION
                                   Registrant


Date: November 14, 2001            By /s/ Mel L. Shultz
                                      ------------------------------------------
                                      Mel L. Shultz, President and Director


Date: November 14, 2001            By /s/ Timothy A. Laos
                                      ------------------------------------------
                                      Timothy A. Laos, Chief Financial Officer
                                      (Principal Financial Officer and Principal
                                      Accounting Officer)

                                 EXHIBITS INDEX

There are no exhibits originally filed with this report. The Company hereby incorporates all other exhibits by reference pursuant to Rule 12b-32, each of which (except Exhibits 2.1, 3.3 and 10.1) was filed as an exhibit to the Company's Registration on Form 10, which was filed July 22, 1988, and amended on October 7, 1988, and December 8, 1988. Exhibit 2.1 was filed with the Company's form 8-K filed with the Securities and Exchange Commission on May 2, 2001.
Exhibit 3.3 was filed with the Company's Registration Statement on Form S-1 on June 12, 1989. Exhibit 10.1 was filed as Exhibit 10.14 to the Company's Form 10-KSB for the year ended December 31, 2000 which was filed with the Securities and Exchange Commission on April 2, 2001.

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