Form 10KSB
period 2001-12-31
STRATFORD AMERICAN CORP
filed 2002-04-01
CIK 836435

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2001

                                       OR

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

         Issuer's telephone number, including area code: (602) 956-7809

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part of III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

     Issuer's revenues for its most recent fiscal year: $360,000

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the February 28, 2002 closing price of $.18 per share, is $934,000.

     At February 28, 2002, 6,878,105 shares of the issuer's common stock and no shares of its preferred stock were issued and outstanding.

Transitional Small Business Disclosure Format (check one)  Yes [ ] No [X]

     Certain portions of the registrant's definitive Proxy Statement, which will be filed with the Commission on or about April 26, 2002, in connection with the Annual Meeting of Shareholders of the registrant to be held on July 10, 2002, are incorporated by reference into Part III of this report.

                                     PART I

ITEM 1. BUSINESS

GENERAL

     GENERAL DEVELOPMENT OF BUSINESS. Stratford American Corporation, an Arizona corporation incorporated on May 13, 1988 (the "Company"), has several wholly-owned subsidiaries. Unless otherwise specified, the term "Company" as used herein includes the Company's subsidiaries.

     On December 29, 1999, the Company's subsidiary, Stratford American Car Rental Systems, Inc. sold real estate property including the Phoenix Dollar Rent A Car base operation facilities for a price of $1,440,000. The Company has no plans to participate in car rental related activities.

     On December 21, 2001, the Company repurchased 263,663 shares of the Company's common stock at market price of $.17 per share. These shares were subsequently cancelled.

NARRATIVE DESCRIPTION OF BUSINESS

     The Company presently has no significant operations. The Company employs 4 full-time employees.

     REAL ESTATE. On October 26, 2000, the Company entered into an agreement with two additional parties to acquire real property, approximately 10 acres, in Scottsdale, Arizona for office development. From any distributions made by Triway, the Company is to receive a priority payout of all capital contributed to Triway, plus an amount required for the Company to receive a 9% per year rate of return through the date all permits are issued, and a 10% rate of return from the time all permits are issued until all capital contributions are returned. After all capital and priority returns have been distributed, the managing member of Triway is to receive a distribution equal to 42.86% of amounts previously distributed. The Company will then share in 17.5 percent of the results from the total project. The Company has no other significant real estate activity.

     NATURAL RESOURCES. On April 19, 2001, the Company purchased 100 percent of the capital stock of SA Oil and Gas Corporation ("SA Oil"), from the shareholders of SA Oil, in exchange for 755,948 shares of common stock of the Company. The fair market value of the Company's shares on the date of acquisition was $0.28 per share. The purchase was pursuant to the terms of the Stock Purchase Agreement by and among the Company, SA Oil, and the shareholders of SA Oil. SA Oil owns working interests and/or royalty interests in 87 oil and gas properties located in Oklahoma and Texas. The acquisition has been accounted for using the purchase method of accounting.

     The Company also owns a nominal interest in four oil and gas wells located in Arkansas and Oklahoma. Total revenues from these natural resource operations were insignificant during the year ended December 31, 2001.

ITEM 2. PROPERTIES

     PRINCIPAL OFFICES. The principal offices of the Company are located at 2400 East Arizona Biltmore Circle, Building 2, Suite 1270, Phoenix, Arizona 85016, telephone (602) 956-7809. The premises are leased at the rate of approximately $113,000 per year. The term of the current lease expires in September 2004. The Company believes its office space is sufficient to meet its operational needs in the near future.

     NATURAL RESOURCE PROPERTIES - OIL AND GAS. On April 19, 2001, the Company purchased 100 percent of the capital stock of SA Oil and Gas Corporation. SA Oil owns working interests and/or royalty interests in 87 oil and gas properties located in Oklahoma and Texas.

     The Company also owns a nominal interest in four oil and gas wells located in Arkansas and Oklahoma.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not currently a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the Company's shareholders during the quarter ended December 31, 2001.

EXECUTIVE OFFICERS

       NAME              AGE              OFFICE              OFFICER SINCE
       ----              ---              ------              -------------

David H. Eaton           66      Chief Executive Officer           6/88
Mel L. Shultz            51      President                         5/87
Daniel E. Matthews       51      Treasurer and Secretary           12/99

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

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     The Company's common stock, $0.01 par value, is currently listed and traded on the OTC Bulletin Board (symbol: STFA.OB).

     The high and low bid prices for each quarter during the last two years, are as follows:

               TIME PERIOD                     HIGH        LOW
               -----------                     ----        ---

     2000:     First quarter                  1.875       1.1875
               Second quarter                 1.4375      .625
               Third quarter                  .9375       .5475
               Fourth quarter                 .59375      .25

     2001:     First quarter                  .3125       .24
               Second quarter                 .28         .21
               Third quarter                  .25         .18
               Fourth quarter                 .18         .15

     The above information is based on the bid price as furnished by Pink Sheets, LLC. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

HOLDERS

     As of February 28, 2002, the common stock of the Company is estimated to be held beneficially by approximately 2,000 shareholders. No preferred stock is outstanding.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company incurred a consolidated net loss from continuing operations for the year ended December 31, 2001. Other than the real property acquisition made on October 26, 2000 and the purchase of 100% of the capital stock of SA Oil and Gas Corporation ("SA Oil") on April 19, 2001, as discussed below and in Notes 3 and 5, respectively of the audited condensed consolidated financial statements as of December 31, 2001, the Company presently has no significant operations, and expects such losses to continue unless and until the Company is able to make profitable acquisitions. There can be no assurance that the Company will be able to make such acquisitions.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The Consolidated Balance Sheet and the Statements of Operations have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to investments, oil and gas interests, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     The Company believes the following critical accounting policies affect it's more significant judgments and estimates used in the preparation of its consolidated financial statements. The Company accrues production income and expense based upon historical performance, costs, and prices received for oil and gas. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investment's current carrying value, thereby possibly requiring an impairment charge in the future.

LIQUIDITY AND CAPITAL RESOURCES

     On December 21, 2001, the Company repurchased 263,663 shares of the Company's common stock at a market price of $.17 per share. These shares were subsequently cancelled.

     On April 19, 2001, the Company purchased 100 percent of the capital stock of SA Oil from the shareholders of SA Oil, in exchange for 755,948 shares of common stock of the Company. SA Oil owns working interests and/or royalty interests in 87 oil and gas properties located in Oklahoma and Texas.

     On October 26, 2000, the Company through its membership in Triway Land Investors, L.L.C. ("Triway"), a newly formed limited liability company with two additional members, entered into an operating agreement to acquire real property in Scottsdale, Arizona for office development. The acquisition price of the real property acquired by Triway, approximately 10 acres, was $3,600,000. On September 29, 2000, the Company advanced $775,000 through a promissory note to one of the participating parties to assist in securing the acquisition of the real property. On October 27, 2000, the entire promissory note, plus accrued interest, was paid in full. Additionally, the Company made a $500,000 equity investment in Triway. On September 20, 2001, the Company contributed an additional $32,000 equity investment in accordance with the terms of the operating agreement. The Company may still be required to contribute up to an additional $180,500 at a future date as specified by the operating agreement. From any distributions made by Triway, the Company is to receive a priority payout of all capital contributed to Triway, plus an amount required for the Company to receive a 9% per year rate of return through the date all permits are issued, and a 10% rate of return from the time all permits are issued until all capital contributions are returned. After all capital and priority returns have been distributed, the managing member of Triway is to receive a distribution equal to 42.86% of amounts previously distributed. The Company will then share in 17.5 percent of the results from the total project.

     On February 14, 2000, the Company paid all minority interest holders of Stratford American Car Rental Systems ("SCRS"), a subsidiary of the Company, 100% of their proportionate share of the outstanding minority interest liability, totaling $459,000 as of December 31, 1999, in exchange for 100% redemption of their stock held in SCRS.

     The Company's cash and cash equivalents were generated by the sale of its car rental business in 1998, the related sale of real estate property in December 1999, and the sale of Company shares in March 1999. We expect that the current cash and cash equivalents will be sufficient to meet our forecasted operating cash needs for the remainder of 2002, which includes the investment in the real estate project described above. However, due to any unforeseen circumstances that could occur outside the Company's control, there can be no assurance that adequate cash flows from the Company's present cash position and current activity will be achieved.

     The Company continues to aggressively seek additional potential acquisitions in establishing its future direction. There can be no assurance that it will be able to locate suitable acquisition candidates or make any such acquisitions, or that any acquisitions that are made will be profitable for the Company.

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2001, COMPARED WITH YEAR ENDED DECEMBER 31, 2000

     The Company reported a net loss of $377,000 during 2001 compared to a net loss of $497,000 in 2000. Oil and gas revenue increased from $11,000 in 2000 to $293,000 in 2001 due to the April 19, 2001 acquisition of SA Oil, including working interest and royalty interest revenue from additional oil and gas properties. Separately SA Oil properties generated $281,000 in revenue in 2001, while properties owned prior to the acquisition of SA Oil generated $12,000 in revenue in 2001. Interest and other income decreased from $135,000 in 2000 to $67,000 in 2001 due to reduced interest income earned on lower cash balances from 2000 and 2001 and lower interest rates from 2000 to 2001.

     General and administrative expenses decreased from $612,000 in 2000 to $396,000 in 2001 due to voluntary reduced officer salaries in the amount of $107,000, and decreased rent in the amount of $46,000. Rental decreases are the result of the subleasing of space in the Company's offices. Other general and administrative expense reductions totaling $63,000 were reduced primarily from employee benefits and associated overhead in 2001. Depreciation, depletion and amortization expense increased from $22,000 in 2000 to $144,000 in 2001 due to additional depletion related to the working interests and/or royalty interests in 87 oil and gas properties acquired through SA Oil. Depletion and amortization expense of $122,000 recorded in 2001 was due to the acquisition of the SA Oil properties. Depletion and depreciation expense of $22,000 was recorded in 2001 for the previously owned properties and equipment. Oil and gas operations expenses increased from $3,000 in 2000 to $155,000 in 2001 due to additional operating expenses of $139,000 in 2001 related to the oil and gas properties acquired through SA Oil. Oil and gas operations expenses for previously owned properties were $16,000 in 2001. Interest expense increased from $6,000 in 2000 to $42,000 in 2001 due to the note payable of $903,000 acquired in the SA Oil acquisition. Interest expense on the note payable of $903,000 was $38,000 in 2001. Interest expense on previous obligations was $6,000 in 2000 and $4,000 in 2001.

     During 2001, the Company received $68,000 from two companies that are partially owned by four of the Company's executives. These receipts were reimbursements for administrative expenses incurred by the Company on behalf of the related parties. These are recorded as a reduction of general and administrative expense for 2001. At December 31, 2001, $16,000 of these reimbursements are included in related party receivables.

     During 2001, the Company received $12,000 from a Company that is partially owned by four of the Company's executives for a month-to-month sublease of the Company's offices. This is recorded as a reduction in rental expense. At December 31, 2001, $4,000 of this sublease is included in related party receivables.

     At December 31, 2001, a note payable of $903,000, due in September of 2005, bearing an interest rate of 6%, with interest due quarterly, was owed to a minority shareholder of the Company. At December 31, 2001, $5,000 of accrued interest on the note payable is included in accrued liabilities.

REAL ESTATE ACTIVITIES

     The Company entered into an agreement and made an investment in a limited liability company acquiring real property for office development in Scottsdale, Arizona in October 2000, as discussed above. Plans are being formulated for the development of office condominium buildings totaling 100,000 sq. ft. The Company began offering buildings for sale on a pre-constuction basis in late November 2001. The project is in the late stages of receiving plan approvals and permits that are necessary prior to commencing construction. See "Liquidity and Capital Resources."

OIL AND GAS

     The Company acquired SA Oil through a stock exchange transaction in April 2001 as discussed above. SA Oil owns working and/or royalty interests in 87 oil and gas properties located in Oklahoma and Texas. The acquisition has been accounted for as a purchase and, therefore, the results of the business acquired from SA Oil have been combined with the Company from April 19, 2001. See "Liquidity and Capital Resources."

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Certain statements contained in this report, including statements containing the words "believes," "anticipates," "intends," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to the safe harbors created thereby. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause the actual results to be materially different from the forward-looking statements. Such factors include, among others, the following: the fact that the Company has no significant operations; the risk that Triway may not be able to sell the office condominium buildings as presently scheduled and the risk that the Company's investment in Triway may not be profitable; the risk that the operations of the newly acquired SA Oil and Gas Corporation may not be profitable; the risk that the Company will continue to recognize losses from operations unless, and until, the Company is able to make profitable acquisitions; the risk that all of the foregoing factors or other factors could cause fluctuations in the Company's operating results and the price of the Company's common stock; and other risks detailed in this report and from time to time in the Company's other filings with the Securities and Exchange Commission. Given these uncertainties, readers should not place undue reliance on such forward-looking statements.

RECENT ACCOUNTING PRONOUNCEMENTS

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

     The Company has adopted the provisions of Statement No. 141 effective July 1, 2001. The Company will be required to adopt Statement No. 142 on January 1, 2002; however, goodwill and intangible assets acquired after June 30, 2001 would be subject to the amortization provisions of this Statement immediately. Management has determined that the impact of adopting these Statements on the Company's financial statements, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle, would be immaterial.

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

     On October 3, 2001, the FASB issued Statement No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, which addresses financial accounting and reporting for the impairment or disposal on long-lived assets. While Statement No. 144 supercedes Statement No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, it retains many of the fundamental provisions of that Statement.

     Statement No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS - REPORTING THE EFFECT OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURING EVENTS AND TRANSACTIONS, for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. By broadening the presentation of discontinued operations to include more disposal transactions, the FASB has enhanced managements' ability to provide information that helps financial statement users to assess the effects of a disposal transaction on the ongoing operations of an entity. Statement No. 144 is effective for fiscal years beginning after December 15, 2001. At the current time, management does not believe that the adoption of the statement on January 1, 2002 will have a material impact on the Company's financial position.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               INDEX                                                        PAGE
               -----                                                        ----

Stratford American Corporation and Subsidiaries Consolidated
Financial Statements

     Independent Auditors' Report                                              9

     Consolidated Balance Sheet as of December 31, 2001                       10

     Consolidated Statements of Operations for the years ended
     December 31, 2001 and 2000                                               11

     Consolidated Statements of Shareholders' Equity
     for the years ended December 31, 2001 and 2000                           12

     Consolidated Statements of Cash Flows for the years ended
     December 31, 2001 and 2000                                               13

     Notes to Consolidated Financial Statements                               14

Certain schedules are omitted as the required information is inapplicable or not present in amounts sufficient to require submission of the schedule, or because the required information is presented in the consolidated financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Stratford American Corporation:


We have audited the accompanying consolidated balance sheet of Stratford American Corporation and subsidiaries as of December 31, 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stratford American Corporation and subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


                                  /s/ KPMG LLP


Phoenix, Arizona
March 8, 2002

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2001


                                     ASSETS

Cash and cash equivalents                                          $  1,203,000
Receivables:
    Oil and gas                                                          47,000
    Mortgage                                                             37,000
    Related party                                                        20,000
    Other                                                                 1,000
Investment in LLC                                                       532,000
Oil and gas interests, net                                              931,000
Other assets                                                             93,000
                                                                   ------------

                                                                   $  2,864,000
                                                                   ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                                                   $     37,000
Notes payable and other debt                                            939,000
Accrued liabilities                                                      55,000
                                                                   ------------
        Total liabilities                                             1,031,000

Shareholders' equity:
   Nonredeemable preferred stock, par value $.01 per share;
     authorized 50,000,000 shares, none issued
   Common stock, par value $.01 per share; authorized
     100,000,000 shares; issued and outstanding 6,878,105 shares         69,000
   Additional paid-in capital                                        27,496,000
   Accumulated deficit                                              (25,721,000)
   Treasury stock, 1,967 shares at cost                                 (11,000)
                                                                   ------------

                                                                      1,833,000
                                                                   ------------

                                                                   $  2,864,000
                                                                   ============

          See accompanying notes to consolidated financial statements.

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                            2001         2000
                                                         ---------    ---------
REVENUES:
  Oil and gas revenue                                    $ 293,000    $  11,000
  Interest and other income                                 67,000      135,000
                                                         ---------    ---------
                                                           360,000      146,000
EXPENSES:
  General and administrative                               396,000      612,000
  Depreciation, depletion and amortization                 144,000       22,000
  Oil and gas operations                                   155,000        3,000
  Interest                                                  42,000        6,000
                                                         ---------    ---------
                                                           737,000      643,000
                                                         ---------    ---------

NET LOSS                                                 $(377,000)   $(497,000)
                                                         =========    =========
Basic and diluted net loss per share                     $   (0.05)   $   (0.08)
                                                         =========    =========

          See accompanying notes to consolidated financial statements.

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

                                   COMMON STOCK          ADDITIONAL                       TREASURY STOCK        TOTAL
                               ---------------------      PAID-IN       ACCUMULATED     ------------------   SHAREHOLDERS'
                                 SHARES       AMOUNT      CAPITAL         DEFICIT       SHARES     AMOUNT       EQUITY
                               ----------    -------    ------------    ------------    ------    --------    ----------
Balance,
  December 31, 1999             6,371,787    $64,000    $ 27,313,000    $(24,847,000)    1,967    $(11,000)   $2,519,000
  Common stock issued              16,700                     21,000                                              21,000
  Common stock cancelled           (2,667)                                                                             0
  Net loss                                                                  (497,000)                           (497,000)
                               ----------    -------    ------------    ------------    ------    --------    ----------
Balance,
  December 31, 2000             6,385,820    $64,000      27,334,000     (25,344,000)    1,967     (11,000)    2,043,000
  Common stock issued             755,948      8,000         204,000                                             212,000
  Common stock cancelled         (263,663)    (3,000)        (42,000)                                            (45,000)
  Net loss                                                                  (377,000)                           (377,000)
                               ----------    -------    ------------    ------------    ------    --------    ----------
Balance,
  December 31, 2001             6,878,105    $69,000    $ 27,496,000    $(25,721,000)    1,967    $(11,000)   $1,833,000
                               ==========    =======    ============    ============    ======    ========    ==========

          See accompanying notes to consolidated financial statements.

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                    2001            2000
                                                                ------------    ------------
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:
  Net loss                                                      $   (377,000)   $   (497,000)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation, depletion and amortization                         144,000          22,000
    Compensation expense for shares issued                                 0          21,000

  Changes in assets and liabilities:
    Decrease in accounts and mortgage receivable                      27,000          91,000
    Increase in other assets                                         (51,000)              0
    Decrease in accounts payable                                      (4,000)        (23,000)
    Increase (decrease) in accrued liabilities                        23,000         (10,000)
                                                                ------------    ------------
NET CASH USED IN OPERATING ACTIVITIES                               (238,000)       (396,000)
                                                                ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of SA Oil & Gas Corporation,
    net of cash acquired                                              72,000               0
  Redemption of minority interest                                          0        (459,000)
  Investment in LLC                                                  (32,000)       (500,000)
  Purchases of property and equipment                                (52,000)        (12,000)
                                                                ------------    ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                  (12,000)       (971,000)
                                                                ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment on notes payable and other debt                            (12,000)        (13,000)
  Repurchase of common stock                                         (45,000)              0
                                                                ------------    ------------
NET CASH USED IN FINANCING ACTIVITIES                                (57,000)        (13,000)

NET DECREASE IN CASH AND CASH EQUIVALENTS                           (307,000)     (1,380,000)

CASH AND CASH EQUIVALENTS, beginning of year                       1,510,000       2,890,000
                                                                ------------    ------------
CASH AND CASH EQUIVALENTS, end of year                          $  1,203,000    $  1,510,000
                                                                ============    ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid during the period                               $     38,000    $      6,000
                                                                ============    ============
  Taxes paid during the period                                  $      1,000    $      2,000
                                                                ============    ============

Acquisition of assets and liabilities through
 issuance of common stock:
  Accounts receivable                                           $     82,000    $          0
                                                                ============    ============
  Oil and gas interests                                         $    976,000    $          0
                                                                ============    ============
  Accounts payable                                              $     15,000    $          0
                                                                ============    ============
  Note payable                                                  $    903,000    $          0
                                                                ============    ============

          See accompanying notes to consolidated financial statements.

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 1 - NATURE OF BUSINESS

     Stratford American Corporation (the "Company") presently has no significant operations.

ESTIMATES

     The Consolidated Balance Sheet and Statements of Operations have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to investments, oil and gas interests and contingencies and litigation. The Company bases it estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND PRESENTATION

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The carrying amount approximates fair value because of the short maturity of the financial instruments.

INVESTMENTS

     The Company recorded a $500,000 investment for the Triway Land Investors, L.L.C. agreement related to real estate property development in 2000. In September 2001, the Company contributed an additional $32,000 to the L.L.C. The investment is accounted for under the cost method of accounting. (See note #3)

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

REVENUE RECOGNITION

     The Company uses the sales method of accounting for crude oil revenues and for natural gas reserves. Under this method, revenues are recognized based on actual volumes of oil and gas sold to the purchasers.

CONCENTRATION OF CREDIT RISK

     Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of unsecured accounts receivable from crude oil and natural gas purchases.

PROPERTY AND EQUIPMENT

     OIL AND GAS PROPERTIES: The Company utilizes the successful efforts method of accounting for its oil and gas properties as promulgated by Statement of Financial Accounting Standards No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies." Under this method all costs associated with productive wells and nonproductive development wells are capitalized while nonproductive exploration costs are expensed. Capitalized costs relating to proved properties are depleted using the straight-line method over a period of five to seven years.

     Capitalized costs of individual properties abandoned or retired are charged to accumulated depletion, depreciation and amortization. Proceeds from sales of individual properties are credited to property costs. No gain or loss is recognized until the entire amortization base is sold or abandoned.

IMPAIRMENT OF LONG-LIVED ASSETS

     In accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Diposed Of" ("SFAS 121"), the Company reviews its long-lived assets to be held and used, including oil and gas properties accounted for under the successful efforts method of accounting, whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. An impairment loss is indicated if the sum of the expected future cash flows is less than the carrying amount of the assets. The Company has not recorded any impairment loss related to its oil and gas properties during 2001 or 2000.

ENVIRONMENTAL

     The Company is subject to extensive Federal, state and local environmental laws and regulations. These laws, which are constantly changing, regulate the discharge of materials into the environment. Environmental changes affecting the oil and gas properties in which the Company owns interests may have an impact on the Company's future financial position or results of operations.

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

NET INCOME (LOSS) PER COMMON SHARE

     The Company calculates basic and diluted net income (loss) per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128 "Earnings Per Share". Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during each period. Diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income of the Company. In calculating diluted net income (loss) per share for 2001 and 2000, respectively 480,000 and 480,000 dilutive securities consisting of stock options have been excluded because their inclusion would have been antidilutive.

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

RECLASSIFICATIONS

     Certain reclassifications have been made to the 2000 Consolidated Statement of Operations to conform with the 2001 presentation.

NOTE 3 - REAL ESTATE INVESTMENT IN LLC

     On October 26, 2000, the Company, through its 17.5% membership interest in Triway Land Investors, L.L.C. ("Triway"), a newly formed limited liability company with two additional members, entered into an operating agreement to acquire real property in Scottsdale, Arizona, for office development. The acquisition price of the real property acquired by Triway, approximately 10 acres, was $3,600,000. As a result the Company made a $500,000 equity investment in Triway. On September 20, 2001, the Company contributed an additional $32,000 equity investment in accordance with the terms of the operating agreement. The Company may still be required to contribute up to an additional $180,500 at a future date as specified by the operating agreement. From any distributions made by Triway, the Company is to receive a priority payout of all capital contributed to Triway, plus an amount required for the Company to receive a 9% per year rate of return through the date all permits are issued, and a 10% rate of return from the time all permits are issued until all capital contributions are returned. After all capital and priority returns have been distributed, the managing member of Triway is to receive a distribution equal to 42.86% of amounts previously distributed. The Company will then share in 17.5 percent of the results from the total project. The Company has no other significant real estate operations.

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 4 - MINORITY INTEREST

     On February 14, 2000, the Company paid all minority interest holders of Stratford American Car Rental Systems, Inc. ("SCRS"), 100% of their proportionate share of the outstanding minority interest liability as of December 31, 1999, in exchange for 100% redemption of their stock held in SCRS.

NOTE 5 - OIL AND GAS ACTIVITIES

     On April 19, 2001, the Company purchased 100 percent of the capital stock of SA Oil and Gas Corporation ("SA Oil"), from the shareholders of SA Oil, in exchange for 755,948 shares of common stock of the Company. The fair market value of the Company's common shares on the date of acquisition was $0.28 per share, a total value of $212,000. The purchase was pursuant to the terms of the Stock Purchase Agreement by and among the Company, SA Oil and the shareholders of SA Oil. SA Oil owns working interests and/or royalty interests in 87 oil and gas properties located in Oklahoma and Texas. The acquisition has been accounted for using the purchase method of accounting. Assets and liabilities acquired are as follows:

     Accounts receivable           $ 82,000
     Oil and gas interests         $938,000
     Equipment                     $ 38,000
     Accounts payable              $ 15,000
     Note payable                  $903,000

     Oil and gas interests were recorded as $938,000 on the books of the Company and are being amortized equally over a seven-year period which is the estimated life of the wells. For the period from April 19, 2001 through December 31, 2001 the Company recorded $101,000 in amortization leaving a net asset of $837,000 on the books of the Company at December 31, 2001. In addition, equipment acquired in the transaction totaled $38,000. This equipment is being amortized equally over a five-year period.

     Had the acquisition been completed as of January 1, 2000, the Company would have reported the following:

                                       FOR THE YEAR ENDED DECEMBER 31,
                                       -------------------------------
                                                 (Unaudited)
                                           2001               2000
                                        ----------        ----------
Total Revenues                          $  534,000        $  707,000
Net loss                                $ (307,000)       $ (373,000)
Net loss per share                      $    (0.04)       $    (0.05)
Pro Forma weighted
 average shares outstanding:             7,134,544         7,141,677

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 6 - MORTGAGE RECEIVABLE

     The mortgage receivable, secured by a second deed of trust on residential property, bears interest at 10.5% per annum. Total principal and interest payments are amortized over the 30-year life of the mortgage and are payable in equal monthly installments. The principal payments to be received on the mortgage receivable are as follows:

     Year ending December 31:
              2002                               $ 5,000
              2003                                 5,000
              2004                                 6,000
              2005                                 6,000
              2006                                 7,000
              Thereafter                           8,000
                                                 -------
                                                 $37,000
                                                 =======

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 7 - NOTES PAYABLE AND OTHER DEBT

     Notes payable and other debt consist of the following as of December 31, 2001:

     Note payable to Avionholding, SPA due             $903,000
      in September of 2005, interest due
      quarterly at 6%

     Other; interest @ 10.5%, matures 2010               36,000
                                                       --------
                                                       $939,000
                                                       ========

     Under notes payable and other debt loan provisions in effect as outlined above, principal payments due are as follows:

      Year ending December 31:
              2002                                        4,000
              2003                                        4,000
              2004                                        4,000
              2005                                      908,000
              2006                                        6,000
              Thereafter                                 13,000
                                                       --------
                                                       $939,000
                                                       ========

NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107, "DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS", requires that the Company disclose estimated fair values for its financial instruments.

     The carrying amount of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximates fair value as they are expected to be collected or paid within 90 days of year end. The fair value of the Company's mortgage receivable is estimated to be equal to its carrying value and is based on quoted market prices for the same or similar issues or on the current rates offered to the Company.

     The terms of the Company's note payable and other debt approximate the terms in the marketplace at which it could be replaced. Therefore, the fair value approximates the carrying value of the financial instrument.

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

     Since the fair value is estimated as of December 31, 2001, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 9 - STOCK OPTION PLAN

     In July 1998, the Company adopted a Stock Option Plan (the "Plan"). Common stock reserved for grants to key employees of the Company under the Plan in each calendar year is based on a percentage of total common stock outstanding in each such calendar year. The aggregate number of shares of common stock for which options may be granted or for which stock grants may be made to any one individual participating in the Plan may not exceed 500,000 shares per year or 2,000,000 shares over the term of the Plan. Options become exercisable over a specific period of continuous employment according to each grant awarded, but may not be exercised more than 10 years from the Date of Grant. The options under the Plan were granted at the fair market value of the Company's stock at the date of grant as determined by the Company's Board of Directors.

     In January 2000, the Board granted stock options to certain directors to purchase 190,000 shares of common stock. The 2000 options are exercisable at $1.25 per share, fully vested at grant date, and expire January 2005. In November 2001, 100,000 options granted to certain directors in 1998 expired. The Board extended these options with an exercise price of $.50 for a period of 2 years with a new expiration date of November 2003. The fair value on the extension date was less than the exercise price; therefore, no compensation expense was recorded.

     The per share weighted-average fair value of stock options granted for the period ended December 31, 2000, was $.28, based upon the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for 2000: expected dividend yield 0%, expected volatility of 3%, risk free interest rate of 5.2% and an expected life of 5 years.

     At December 31, 2001, the range of exercise prices and weighted average remaining contractual life of options was $.50 - $1.25 and 2.5 years, respectively.

                                                            WEIGHTED AVERAGE
                                                             EXERCISE PRICE
                                              NUMBER           PER SHARE

     Outstanding December 31, 1999           290,000             $ 0.70
      Granted                                190,000               1.25
      Canceled                                    --                 --
      Exercised                                   --                 --
                                            --------             ------
     Outstanding, December 31, 2000          480,000             $ 0.92
                                            ========             ======
      Granted                                     --             $   --
      Canceled                                    --                 --
      Exercised                                   --                 --
                                            --------             ------
     Outstanding, December 31, 2001          480,000             $ 0.92
                                            ========             ======

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

     The following table summarizes information about the stock options outstanding at December 31, 2001:

                                                                                                 WEIGHTED
                                      WEIGHTED AVERAGE         WEIGHTED                          AVERAGE
   RANGE OF            OPTIONS            REMAINING            AVERAGED           OPTIONS        EXERCISE
EXERCISE PRICES      OUTSTANDING      CONTRACTUAL LIFE      EXERCISE PRICE      EXERCISABLE        PRICE
---------------      -----------      ----------------      --------------      -----------      --------
 $0.50                 100,000               1.8                 $0.50            100,000          $0.50
 $0.79 - $0.80         190,000               2.3                  0.80            190,000           0.80
 $1.25                 190,000               3.0                  1.25            190,000           1.25
                      --------              ----                 -----           --------          ----
 $0.50 - $1.25         480,000               2.5                 $0.92            480,000          $0.92
                      ========              ====                 =====           ========          =====

     The Company applies APB Opinion No. 25 in accounting for its plans and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's pro forma net income (loss) would have been:

                                   YEARS ENDED DECEMBER 31,
                                  -------------------------
                                     2001            2000
                                  ----------      ---------
Net loss:
  As reported                     $ (377,000)     $(497,000)
                                  ==========      =========
  Pro forma                       $ (377,000)     $(550,000)
                                  ==========      =========
Diluted loss per share:
  As reported                     $    (0.05)     $   (0.08)
                                  ==========      =========
  Pro forma                       $    (0.05)     $   (0.09)
                                  ==========      =========

NOTE 10 - SHAREHOLDERS' EQUITY

     In January 2000, the Company gave a non-employee 16,700 shares of common stock for services performed. The fair value of the shares of $21,000 was charged to general and administrative expense in 2000. Also in January 2000, a shareholder donated 2,667 shares of common stock back to the Company, which were subsequently cancelled.

     On December 21, 2001, the Company repurchased 263,663 shares of the Company's common stock at the market price of $.17 per share. These shares were subsequently cancelled.

     On April 19, 2001, the Company purchased 100 percent of the capital stock of SA Oil from the shareholders of SA Oil, in exchange for 755,948 shares of common stock in the Company. SA Oil owns working interests and/or royalty interests in 87 oil and gas properties located in Oklahoma and Texas.

NOTE 11 - INCOME TAXES

     There was no income tax associated with net income (loss) for the years ended December 31, 2001, and 2000, due to available net operating loss carryforwards applied.

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

     The following carryforwards are available at December 31, 2001, to offset future taxable income and income taxes as follows:

                                                YEAR
                                               EXPIRES           AMOUNT
                                               -------           ------
     Net operating loss                       2003-2021        $9,664,141
     Alternative minimum tax credit                                78,000

     If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of the carryforwards which can be utilized, which could potentially impair the ability to utilize the full amount of the carryforward.

     There are no deferred tax assets or liabilities reflected in the accompanying Consolidated Balance Sheet as of December 31, 2001. The tax effect associated with the types of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts that exist as of December 31, 2001 are as follows:

     Allowance for mining interest impairment    $   393,000
     Net operating loss carryforwards and
      AMT credits                                  3,443,000
     Differences in depreciation and depletion         2,000
                                                 -----------
                                                   3,838,000
     Valuation allowance                          (3,838,000)
                                                 -----------
     Net deferred tax asset                      $         0
                                                 ===========

     The valuation allowance offsets the deferred tax asset due to the taxable losses the Company has experienced in recent years. The valuation allowance increased by $546,000 in 2001, but had no effect on net loss.

NOTE 12 - OPERATING LEASE COMMITMENTS

     The aggregate future minimum lease commitments under non-cancelable operating leases are as follows:

     Year ending December 31:
              2002                               $113,000
              2003                               $117,000
              2004                               $ 88,000

     Total rental expense was $61,000 in 2001 and $107,000 in 2000. Rental expense for each of the two years was reduced by income received from subleases.

NOTE 13 - RELATED PARTY TRANSACTIONS

     During 2001, the Company received $68,000 from two companies that are partially owned by four of the Company's executives. These receipts were reimbursements for administrative expenses incurred by the Company on behalf of the related parties. These are recorded as a reduction of general and administrative expense for 2001. At December 31, 2001, $16,000 of these reimbursements are included in related party receivables.

     During 2001, the Company received $12,000 from a Company that is partially owned by four of the Company's executives for a month-to-month sublease of the Company's offices. This is recorded as a reduction in rental expense. At December 31, 2001, $4,000 of this sublease is included in related party receivables.

     At December 31, 2001, a note payable of $903,000, due in September 2005, bearing an interest rate of 6%, with interest due quarterly, was owed to a minority shareholder of the Company. At December 31, 2001, $5,000 of accrued interest on the note payable is included in accrued liabilities.

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 14 - NET INCOME PER SHARE

The computation of basic and diluted net income (loss) per share follows:

                                                                  YEARS ENDED DECEMBER 31,
                                                                 -------------------------
                                                                    2001           2000
                                                                 -----------    ----------
Net income (loss)                                                $  (377,000)   $ (497,000)
                                                                 ===========    ==========
Weighted average common shares outstanding - basic                 6,910,867     6,385,729
                                                                 ===========    ==========
Net income (loss) per share - basic                              $     (0.05)   $    (0.08)
                                                                 ===========    ==========
Weighted average common shares outstanding - basic                 6,910,867     6,385,729
Effect of dilutive securities - stock options                              0             0
                                                                 -----------    ----------
Weighted average common shares outstanding - diluted               6,910,867     6,385,729
                                                                 ===========    ==========
Net income (loss) per share - diluted                            $     (0.05)   $    (0.08)
                                                                 ===========    ==========
Stock options not included in diluted income (loss) per
 share since antidilutive                                            480,000       480,000
                                                                 ===========    ==========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company has not changed its accountants nor had any disagreements with accountants on matters of accounting principles or practices, financial disclosures, or auditing scope or procedure during its two most recent fiscal years.

                                    PART III

ITEMS 9, 10, 11 AND 12

     The information called for by Part III (Items 9, 10, 11 and 12) is incorporated herein by reference from the material included under the captions "Elections of Directors," "Principal Shareholders," and "Executive Compensation" in Stratford American Corporation's definitive proxy statement (to be filed pursuant to Regulation 14A) for its Annual Meeting of Shareholders to be held July 10, 2002 (the "2002 Proxy Statement"), except that the information regarding executive officers called for by Item 401 of Regulation S-B is included in Part I of this report on page 3. The 2002 Proxy Statement is being prepared and is expected to be filed with the Securities and Exchange Commission in definitive form on or about April 26, 2002 and is expected to be furnished to shareholders on or about May 31, 2002.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES - See "Item 7 - Financial Statements and Supplementary Data" above.

(b)  REPORTS ON FORM 8-K

     There were no reports on Form 8-K filed for the three months ended December 31, 2001.

(c)  EXHIBITS - See index beginning on page 25

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

                                    STRATFORD AMERICAN CORPORATION
                                    Registrant


Date: April 1, 2002                 By /s/ DAVID H. EATON
                                       -----------------------------------------
                                       David H. Eaton, Chairman of the Board and
                                       Chief Executive Officer

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: April 1, 2002                By: /s/ DAVID H. EATON
                                       -----------------------------------------
                                       David H. Eaton, Chairman of the Board
                                       and Chief Executive Officer
                                       (Principal Executive Officer)

Date: April 1, 2002                By: /s/ MEL L. SHULTZ
                                       -----------------------------------------
                                       Mel L. Shultz, President and Director

Date: April 1, 2002                By: /s/ GERALD J. COLANGELO
                                       -----------------------------------------
                                       Gerald J. Colangelo, Director

Date: April 1, 2002                By: /s/ RICHARD H. DOZER
                                       -----------------------------------------
                                       Richard H. Dozer, Director

Date: April 1, 2002                By: /s/ DALE M. JENSEN
                                       -----------------------------------------
                                       Dale M. Jensen, Director

Date: April 1, 2002                By: /s/ MITCHELL S. VANCE
                                       -----------------------------------------
                                       Mitchell S. Vance, Director

Date: April 1, 2002                By: /s/ DANIEL E. MATTHEWS
                                       -----------------------------------------
                                       Daniel E. Matthews, Controller,
                                       Secretary & Treasurer

                                 EXHIBITS INDEX

There are no original exhibits filed with this report. The Company hereby incorporates all other exhibits by reference pursuant to Rule 12b-32, each of which (except Exhibits 3.3, 10.9, 10.10, 10.11, 10.12, 10.13, 10.14, 10.15 and
21.1) was filed as an exhibit to the Company's Registration on Form 10 which was filed July 22, 1988, and amended on October 7, 1988, and December 8, 1988.
Exhibit 3.3 was filed with the Company's Registration Statement on Form S-1 on June 12, 1989, with the Securities and Exchange Commission. Exhibit 10.9 was filed as Exhibit 2.1 to the Company's Form 8-K which was filed with the Securities and Exchange Commission on October 28, 1998. Exhibit 10.10 was filed as Exhibit 10.39 to the Company's Form 10-KSB for the year ended December 31, 1998, which was filed with the Securities and Exchange Commission on March 31, 1999. Exhibits 10.11, 10.12 and 10.13 were filed with the Company's Form 10KSB for the year ended December 31, 1999 which was filed with the Securities and Exchange Commission on March 30, 2000. Exhibit 10.14 was filed with the Company's Form 10KSB for the year ended December 31, 2000 which was filed with the Securities and Exchange Commission on March 30, 2001. Exhibit 10.15 was filed as Exhibit 2.1 to the Company's Form 8-K which was filed with the Securities and Exchange Commission on May 2, 2001. Exhibit 21.1 was filed with Form 10-KSB for the year ended December 31, 1996, which was filed with the Securities and Exchange Commission on March 31, 1997.

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

 10.5      Registration Agreement, dated as of February 19, 1988,                    N/A

 10.6      Agreement, dated as of February 18, 1988, relating to
           restrictions against preferred shares                                     N/A

 10.7      Trust Agreement, dated as of June 18, 1987                                N/A

 10.8      Share Sale and Registration Agreement, dated January 31, 1989             N/A

 10.9      Acquisition Agreement between Stratford American Car Rental
           Systems, Inc. and Dollar Rent A Car Systems, Inc. dated
           September 24, 1998                                                        N/A

 10.10     Net Lease Agreement between Stratford American Car Rental
           Systems, Inc. and Dollar Rent A Car Systems, Inc. dated
           October 1, 1998                                                           N/A

 10.11     Post-Closing Statement between Dollar Rent A Car Systems, Inc.            N/A
           and Stratford American Car Rental Systems, Inc. dated
           January 27, 1999

 10.12     Settlement Agreement between Stratford American Resource
           Corporation, Energy Investment Advisors, Inc., Oil & Gas
           Advisors, Inc., Petroleum Advisors & Co., Samuel B. Davis, and
           Hugh J. Davis, dated October 6, 1999                                      N/A

 10.13     Purchase Agreement by and between Foot Creek Corporation
           of Arizona and Grandilla (Arizona), Inc. and Stratford American
           Car Rental Systems, Inc. dated December 29, 1999                          N/A

 10.14     Operating Agreement between DVI Raintree, LLC, Stratford
           American Corporation and Colonial Raintree, LLC
           dated October 26, 2000                                                    N/A

 10.15     Stock Purchase  Agreement,  dated March 22, 2001 by and
           among SA Oil and Gas  Corporation,  the shareholders of
           SA Oil and Gas Corporation and Stratford American
           Corporation                                                               N/A

  21.1     Subsidiaries                                                              N/A

Note: Shareholders may obtain copies of Exhibits by making written request to the Secretary of the Corporation and paying copying costs of $0.10 per page, plus postage.