Form 10QSB
period 2002-03-31
STRATFORD AMERICAN CORP
filed 2002-05-14
CIK 836435

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-QSB

(Mark One)
   [X]            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At April 30, 2002 6,878,105 shares of the issuer's common stock were issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                         STRATFORD AMERICAN CORPORATION

                                      INDEX

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          Condensed Consolidated Balance Sheet as of
          March 31, 2002 (unaudited)                                           3

          Condensed Consolidated Statements of Operations
          for the three months ended March 31, 2002
          and 2001 (unaudited)                                                 4

          Condensed Consolidated Statements of Cash Flows
          for the three months ended March 31, 2002
          and 2001 (unaudited)                                                 5

          Notes to Condensed Consolidated Financial
          Statements (unaudited)                                               6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                               10

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                    15

Signatures                                                                    16

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 30, 2002
                                   (unaudited)

                                     ASSETS

Cash and cash equivalents                                          $  1,109,000
Receivables
  Oil and gas                                                            45,000
  Mortgage                                                               36,000
  Related party                                                          18,000
  Other                                                                   1,000
Investment in LLC                                                       546,000
Oil and gas interests, net                                              896,000
Other assets                                                             98,000
                                                                   ------------

                                                                   $  2,749,000
                                                                   ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                                                   $     76,000
Notes payable and other debt                                            938,000
Accrued liabilities                                                      34,000
                                                                   ------------

        Total liabilities                                             1,048,000

Shareholders' equity:
  Nonredeemable preferred stock, par value $.01 per share;
    authorized 50,000,000 shares, none issued
  Common stock, par value $.01 per share; authorized 100,000,000
    shares; issued and outstanding 6,878,105 shares                      69,000
  Additional paid-in capital                                         27,496,000
  Retained earnings (deficit)                                       (25,853,000)
  Treasury stock, 1,967 shares at cost                                  (11,000)
                                                                   ------------

                                                                      1,701,000
                                                                   ------------

                                                                   $  2,749,000
                                                                   ============

     See accompanying notes to condensed consolidated financial statements.

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                      For the three months ended
                                                               March 31
                                                       ------------------------
                                                         2002           2001
                                                       ---------      ---------
REVENUES:
  Oil & gas revenue                                    $  70,000      $   5,000
  Interest and other income                                6,000         24,000
                                                       ---------      ---------
                                                          76,000         29,000

EXPENSES:
  General and administrative                             102,000         95,000
  Depreciation, depletion and amortization                44,000          5,000
  Oil & gas operations                                    48,000          1,000
  Interest                                                14,000          1,000
                                                       ---------      ---------

                                                         208,000        102,000
                                                       ---------      ---------

NET LOSS                                               $(132,000)     $ (73,000)
                                                       =========      =========

Basic and diluted net loss per share                   $   (0.02)     $   (0.01)
                                                       =========      =========

     See accompanying notes to condensed consolidated financial statements.

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                For the three months ended March 31
                                                                                -----------------------------------
                                                                                     2002               2001
                                                                                  -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                        $  (132,000)       $   (73,000)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation, depletion and amortization                                           44,000              5,000

  Changes in assets and liabilities:
    Decrease (increase) in accounts and mortgage receivable                             5,000            (13,000)
    Decrease in other assets                                                            6,000              5,000
    Increase (decrease) in accounts payable                                            39,000             (5,000)
    Decrease in accrued liabilities                                                   (21,000)           (10,000)
                                                                                  -----------        -----------

NET CASH USED IN OPERATING ACTIVITIES                                                 (59,000)           (91,000)
                                                                                  -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Investment in LLC                                                                 (14,000)                 0
    Purchases of property and equipment                                               (20,000)                 0
                                                                                  -----------        -----------

NET CASH USED IN INVESTING ACTIVITIES                                                 (34,000)                 0
                                                                                  -----------        -----------

CASH FLOWS USED IN FINANCING ACTIVITIES:
    Payments on notes payable and other debt                                           (1,000)            (3,000)
                                                                                  -----------        -----------

NET CASH USED IN FINANCING ACTIVITIES                                                  (1,000)            (3,000)
                                                                                  -----------        -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                             (94,000)           (94,000)

CASH AND CASH EQUIVALENTS, beginning of period                                      1,203,000          1,510,000
                                                                                  -----------        -----------

CASH AND CASH EQUIVALENTS, end of period                                          $ 1,109,000        $ 1,416,000
                                                                                  ===========        ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid during the period                                               $    14,000        $     1,000
                                                                                  ===========        ===========
    Taxes paid during the period                                                  $         0        $         0
                                                                                  ===========        ===========

     See accompanying notes to condensed consolidated financial statements.

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2002, the results of operations for the three months ended March 31, 2002 and 2001 and cash flows for the three months ended March 31, 2002 and 2001. The accompanying condensed consolidated financial statements and notes do not include all disclosures considered necessary for a fair presentation in conformity with accounting principles generally accepted in the United States of America. Therefore, it is recommended that these accompanying statements be read in conjunction with the notes to consolidated financial statements appearing in the Company's Form 10-KSB for the year ended December 31, 2001. The results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of the results expected for fiscal year 2002.

2. On October 26, 2000, the Company through its membership in Triway Land Investors, L.L.C. ("Triway"), a newly formed limited liability company with two additional members, entered into an operating agreement to acquire real property in Scottsdale, Arizona for office development. The acquisition price of the real property acquired by Triway, approximately 10 acres, was $3,600,000. As a result the Company made a $500,000 equity investment in Triway. According to the operating agreement, the Company and a majority interest member of Triway may be required to make additional contributions up to a proportionate specified amount. On September 20, 2001, the Company contributed an additional $32,000 equity investment, proportionately, in accordance with the terms of the operating agreement. On March 29, 2002, Triway made a capital call requiring the Company to contribute an additional $13,900 equity investment, proportionately, in accordance with the terms of the operating agreement. The Company may still be required to contribute up to an additional $166,600, proportionately, at a future date as specified by the operating agreement. From any distributions made by Triway, the Company is to receive a priority payout of all capital contributed to Triway, plus an amount required for the Company to receive a 9% per year rate of return through the date all permits related to the proposed office development by Triway are issued, and a 10% rate of return from the time all permits related to the proposed office development by Triway are issued until all capital contributions are returned. After all capital and priority returns have been distributed, the managing member of Triway is to receive a distribution equal to 42.86% of amounts previously distributed. The Company will then share in 17.5% of the results from the total project. The Company has no other significant real estate operations.

3. The Company calculates basic and diluted net income (loss) per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128 "Earnings Per Share." Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during each period (6,878,105 shares for the three month period ended March 31, 2002 and 6,385,820 for the three month period ended March 31, 2001). Diluted net loss per share is the same as basic net loss per share for the three month periods ended March 31, 2002 and 2001 due to the antidilutive effect of dilutive securities on net loss.

4. On April 19, 2001, the Company purchased 100 percent of the capital stock of SA Oil and Gas Corporation ("SA Oil"), from the shareholders of SA Oil, in exchange for 755,948 shares of common stock of the Company. The fair market value of the Company's common shares on the date of acquisition was $0.28 per share, a total value of $212,000. The purchase was pursuant to the terms of the Stock Purchase Agreement by and among the Company, SA Oil and the shareholders of SA Oil. SA Oil owns working interests and/or royalty interests in 87 oil and gas properties located in Oklahoma and Texas. The acquisition has been accounted for using the purchase method of accounting. Assets and liabilities acquired are as follows:

          Accounts receivable                                 $ 82,000
          Oil and gas interests                               $938,000
          Equipment                                           $ 38,000
          Accounts payable                                    $ 15,000
          Note payable                                        $903,000

     Oil and gas interests were recorded as $938,000 on the books of the Company and are being amortized equally over a seven-year period which is the estimated life of the wells. For the three month period ended March 31, 2002 the Company recorded $33,000 in amortization leaving a net asset of $804,000 on the books of the Company at March 31, 2002. In addition, equipment acquired in the transaction totaled $38,000. This equipment is being amortized equally over a five-year period.

     Had the acquisition been completed as of January 1, 2001, the Company would have reported the following:

                                         Three Months Ended March 31,
                                                 (unaudited)
                                         ----------------------------
                                            2002             2001
                                         -----------      -----------
          Total revenues                 $    76,000      $   178,000
          Net loss                       $  (132,000)     $   (18,000)
          Net loss per share             $     (0.02)     $     (0.00)
          Pro Forma weighted
            average shares o/s:            6,878,105        7,141,768

5. In July 2001, the FASB issued Statement No. 141, BUSINESS COMBINATIONS and Statement No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Upon its initial adoption, Statement No. 142 eliminated the amortization of all existing and newly acquired goodwill on a prospective basis and requires companies to assess goodwill impairment, at least annually, based on the fair value of the reporting unit.

     The Company has adopted the provisions of Statement No. 141 effective July 1, 2001. The Company has adopted Statement No. 142 effective January 1, 2002; however, goodwill and intangible assets acquired after June 30, 2001 would be subject to the amortization provisions of this Statement immediately. Management has determined that the impact of adopting these Statements on the Company's financial statements, including whether any transitional impairment losses which will be required to be recognized as the cumulative effect of a change in accounting principle, would be immaterial.

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

     Statement No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS - REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURING EVENTS AND TRANSACTIONS, for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. By broadening the presentation of discontinued operations to include more disposal transactions, the FASB has enhanced managements' ability to provide information that helps financial statement users to assess the effects of a disposal transaction on the ongoing operations of an entity. Statement No. 144 is effective for fiscal years beginning after December 15, 2001. The Company has adopted the provisions of Statement No. 144 effective January 1, 2002. Management has determined that the impact of adopting this statement on January 1, 2002 was immaterial on the Company's financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company incurred a consolidated net loss of $132,000 for the first quarter of 2002. Other than the real property acquisition made on October 26, 2000 and the purchase of SA Oil and Gas Corporation ("SA Oil") on April 19, 2001, as discussed below in Note 5 of the unaudited condensed consolidated financial statements as of March 31, 2002, the Company presently has no significant operations, and expects such losses to continue unless and until the Company is able to make profitable acquisitions. There can be no assurance that the Company will be able to make such acquisitions.

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

     The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. The Company accrues production income and expense based upon historical performance, costs, and prices received for oil and gas. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investment's current carrying value, thereby possibly requiring an impairment charge in the future.

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

     On October 26, 2000, the Company through its membership in Triway Land Investors, L.L.C. ("Triway"), a newly formed limited liability company with two additional members, entered into an operating agreement to acquire real property in Scottsdale, Arizona for office development. The acquisition price of the real property acquired by Triway, approximately 10 acres, was $3,600,000. On September 29, 2000, the Company advanced $775,000 through a promissory note to one of the participating parties to assist in securing the acquisition of the real property. On October 27, 2000 the entire promissory note, plus accrued interest, was paid in full. Additionally, the Company made a $500,000 equity investment in Triway. According to the operating agreement, the Company and a majority interest member of Triway may be required to make additional contributions up to a proportionate specified amount. On September 20, 2001, the Company contributed an additional $32,000 equity investment, proportionately, in accordance with the terms of the operating agreement. On March 29, 2002, Triway made a capital call requiring the Company to contribute an additional $13,900 equity investment, proportionately, in accordance with the terms of the operating agreement. The Company may still be required to contribute up to an additional $166,600, proportionately, at a future date as specified by the operating agreement. From any distributions made by Triway, the Company is to receive a priority payout of all capital contributed to Triway, plus an amount required for the Company to receive a 9% per year rate of return through the date all permits relating to the proposed office development by Triway are issued, and a 10% rate of return from the time all permits relating to the proposed office development by Triway are issued until all capital contributions are returned. After all capital and priority returns have been distributed, the managing member of Triway is to receive a distribution equal to 42.86% of amounts previously distributed. The Company will then share in 17.5% of the results from the total project.

     The Company expects that the current cash and cash equivalents will be sufficient to meet its forecasted operating cash needs for the remainder of 2002, which includes the investment in the real estate project described above. However, due to any unforeseen circumstances that could occur outside the Company's control, there can be no assurance that adequate cash flows from the Company's present cash position and current activity will be achieved.

     The Company continues to aggressively seek additional potential acquisitions in establishing its future direction. There can be no assurance that it will be able to locate suitable acquisition candidates or make any such acquisitions, or that any acquisitions that are made will be profitable for the Company.

RESULTS OF OPERATIONS - THREE MONTH PERIOD ENDED MARCH 31, 2002, COMPARED WITH THREE MONTH PERIOD ENDED MARCH 31, 2001

     The Company reported a net loss of $132,000 during the three month period ended March 31, 2002 compared to a net loss of $73,000 for the three month period ended March 31, 2001. Oil and gas revenue increased from $5,000 for the three month period ended March 21, 2001 to $70,000 for the three month period ended March 31, 2002 due to the April 19, 2001 acquisition of SA Oil, including working interest and royalty interest revenue from additional oil and gas properties. Separately SA Oil properties generated $68,000 in revenue for the three month period ended March 31, 2002, while properties owned prior to the acquisition of SA Oil generated $2,000 in revenue for the three month period ended March 31, 2002. Interest and other income decreased from $24,000 for the three month period ended March 31, 2001 to $6,000 for the three month period ended March 31, 2002 due to reduced interest income earned on lower cash balances from 2001 to 2002.

     General and administrative expenses increased from $95,000 for the three month period ended March 31, 2001 to $102,000 for the three month period ended March 31, 2002, due to reduced rent reimbursements received from a sublease of the Company's offices in 2002. Rental reimbursements received for the three month period ended March 31, 2001 were $15,000 compared to rental reimbursements of $8,000 recorded during the three month period ended March 31, 2002. Depreciation, depletion and amortization expense increased from $5,000 for the three month period ended March 31, 2001 to $44,000 for the three month period ended March 31, 2002 due to additional depletion related to the 87 oil and gas well interests acquired through the acquisition of SA Oil. Depletion and amortization of $38,000 recorded for the three month period ended March 31, 2002 was due to the acquisition of the SA Oil properties. Depletion and depreciation expense of $6,000 was recorded for the three month period ended March 31, 2002 for the previously owned properties and equipment. Oil and gas operation expense increased from $1,000 for the three month period ended March 31, 2001 to $48,000 for the three month period ended March 31, 2002 also due to the oil and gas properties acquired through the acquisition of SA Oil. Operating expenses for the SA Oil properties were $46,000 for the three month period ended March 31, 2002. Operating expenses for previously owned properties was $2,000 for the three month period ended March 31, 2002. Interest expense increased from $1,000 for the three month period March 31, 2001 to $14,000 for the three month period ended March 31, 2002 due to the note payable of $903,000 acquired in the acquisition of SA Oil. Interest expense on the note payable of $903,000 was $13,000 for the three month period ended March 31, 2002. Interest expense on previous obligations was $1,000 for the three month period ended March 31, 2002.

     During the three month period ended March 31, 2002, the Company accrued expense reimbursements of $17,000 to be received from two companies that are partially owned by four of the Company's executives. These accrued receipts are full reimbursement for salaries and related taxes and insurance expenses incurred by the Company on behalf of the related parties. This arrangement allows the Company to reduce expense and still maintain adequate staffing. The reimbursements are recorded as a reduction of general and administrative expense for the three month period ended March 31, 2002. At March 31, 2002, $17,000 of these reimbursements are included in related party receivables.

     During the three month period ended March 31, 2002, the Company accrued rental reimbursements of $3,000 to be received from a Company that is partially owned by four of the Company's executives for a month-to-month sublease of the Company's offices. This is recorded as a reduction in rental expense. At March 31, 2002, $1,000 of this sublease is included in related party receivables.

     At March 31, 2002, a note payable of $903,000, due in September of 2005, bearing an interest rate of 6%, with interest due quarterly, was owed to a minority shareholder of the Company. At March 31, 2002, $5,000 of accrued interest on the note payable is included in accrued liabilities.

REAL ESTATE ACTIVITIES

     The Company entered into an agreement and made an investment in a limited liability company acquiring real property for office development in Scottsdale, Arizona in October 2000, as discussed above. Plans have been formulated for the development of office condominium buildings totaling 100,000 sq. ft. The project recently received approval on all permits and plans. Triway is now offering buildings for sale on a pre-construction basis, build-to-suit, or the land for sale inclusive of the approved working drawings and permits. See "Liquidity and Capital Resources."

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

          See index beginning on page 17

     (b) There were no reports filed on Form 8-K for the three months ended March 31, 2002.

                                   SIGNATURES

     In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        STRATFORD AMERICAN CORPORATION

                                        Registrant


Date: May 14, 2002                      By /s/ Mel L. Shultz
                                           -------------------------------------
                                           Mel L. Shultz, President and Director


Date: May 14, 2002                      By /s/ Daniel E. Matthews
                                           -------------------------------------
                                           Daniel E. Matthews, Controller,
                                           Secretary and Treasurer

                                 EXHIBITS INDEX

There are no exhibits originally filed with this report. The Company hereby incorporates all other exhibits by reference pursuant to Rule 12b-32, each of which (except Exhibits 2.1, 3.3 and 10.1) was filed as an exhibit to the Company's Registration on Form 10, which was filed July 22, 1988, and amended on October 7, 1988, and December 8, 1988. Exhibit 2.1 was filed with the Company's form 8-K filed with the Securities and Exchange Commission on May 2, 2001.
Exhibit 3.3 was filed with the Company's Registration Statement on Form S-1 on June 12, 1989. Exhibit 10.1 was filed as Exhibit 10.14 to the Company's Form 10-KSB for the year ended December 31, 2000, which was filed with the Securities and Exchange Commission on April 2, 2001.

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