Form 10QSB
period 2002-06-30
STRATFORD AMERICAN CORP
filed 2002-08-14
CIK 836435

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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


At July 31, 2002, 6,878,105 shares of the issuer's common stock were issued and outstanding.

Transitional Small Business Disclosure Format (check one):

                                    Yes [ ] No [X]

                         STRATFORD AMERICAN CORPORATION

                                      INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheet as of June 30, 2002 (unaudited)           3

Condensed Consolidated Statements of Operations for the three and six
months ended June 30, 2002 and 2001 (unaudited)                                4

Condensed Consolidated Statements of Cash Flows for the six months
ended June 30, 2002 and 2001 (unaudited)                                       5

Notes to Condensed Consolidated Financial Statements (unaudited)               6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS                                   11


PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                      17

Signatures                                                                    18

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2002
                                   (unaudited)

                                     ASSETS

Cash and cash equivalents                                          $    303,000
Receivables:
  Oil and gas                                                           127,000
  Mortgage                                                               35,000
  Related party                                                          17,000
  Other                                                                   1,000
Investment in LLC                                                       546,000
Oil and gas interests, net                                            1,520,000
Other assets                                                            148,000
                                                                   ------------

                                                                   $  2,697,000
                                                                   ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                                                   $     96,000
Notes payable and other debt                                            937,000
Accrued liabilities                                                      35,000
                                                                   ------------

        Total liabilities                                             1,068,000


Shareholders' equity:
   Nonredeemable preferred stock, par value
     $.01 per share; authorized 50,000,000
     shares, none issued
   Common stock, par value $.01 per share;
     authorized 100,000,000 shares;
     issued and outstanding 6,878,105 shares                             69,000
   Additional paid-in capital                                        27,496,000
   Retained earnings (deficit)                                      (25,925,000)
   Treasury stock, 1,967 shares at cost                                 (11,000)
                                                                   ------------

                                                                      1,629,000
                                                                   ------------

                                                                   $  2,697,000
                                                                   ============

     See accompanying notes to condensed consolidated financial statements.

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                For the three months ended   For the six months ended
                                                --------------------------   ------------------------
                                                          June 30                    June 30
                                                  ----------------------      ----------------------
                                                    2002          2001           2002         2001
                                                  ---------    ---------      ---------    ---------
REVENUES:
  Oil & gas revenue                               $ 167,000    $  88,000      $ 237,000    $  93,000
  Interest and other income                           4,000       18,000         10,000       43,000
                                                  ---------    ---------      ---------    ---------
                                                    171,000      106,000        247,000      136,000

EXPENSES:
  General and administrative                        116,000      106,000        218,000      201,000
  Depreciation, depletion and amortization           71,000       37,000        115,000       43,000
  Oil & gas operations                               42,000       45,000         90,000       46,000
  Interest                                           14,000       12,000         28,000       13,000
                                                  ---------    ---------      ---------    ---------

                                                    243,000      200,000        451,000      303,000
                                                  ---------    ---------      ---------    ---------

NET LOSS                                          $ (72,000)   $ (94,000)     $(204,000)   $(167,000)
                                                  =========    =========      =========    =========

Basic and diluted net loss per share              $   (0.01)   $   (0.01)     $   (0.03)   $   (0.02)
                                                  =========    =========      =========    =========

     See accompanying notes to condensed consolidated financial statements.

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                       For the six months ended June 30
                                                                       --------------------------------
                                                                              2002           2001
                                                                          -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                $  (204,000)   $  (167,000)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Depreciation, depletion and amortization                                  115,000         43,000

  Changes in assets and liabilities:
    Decrease (increase) in accounts and
     mortgage receivable                                                      (74,000)         7,000
    Increase in other assets                                                        0        (34,000)
    Increase in accounts payable                                               58,000         17,000
    Decrease in accrued liabilities                                           (20,000)        (8,000)
                                                                          -----------    -----------

NET CASH USED IN OPERATING ACTIVITIES                                        (125,000)      (142,000)
                                                                          -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in LLC                                                           (14,000)             0
  Purchase of oil and gas interests                                          (738,000)             0
  Acquisition of SA Oil & Gas Corporation,
   net of cash acquired                                                             0         71,000
  Purchases of property and equipment                                         (21,000)             0
                                                                          -----------    -----------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                          (773,000)        71,000
                                                                          -----------    -----------
CASH FLOWS USED IN FINANCING ACTIVITIES:
  Payments on notes payable and other debt                                     (2,000)        (6,000)
                                                                          -----------    -----------

NET CASH USED IN FINANCING ACTIVITIES                                          (2,000)        (6,000)
                                                                          -----------    -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                    (900,000)       (77,000)

CASH AND CASH EQUIVALENTS, beginning of period                              1,203,000      1,510,000
                                                                          -----------    -----------

CASH AND CASH EQUIVALENTS, end of period                                  $   303,000    $ 1,433,000
                                                                          ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid during the period                                         $    29,000    $     8,000
                                                                          ===========    ===========
  Taxes paid during the period                                            $         0    $         0
                                                                          ===========    ===========

Acquisition of assets and liabilities through
 issuance of common stock:
  Accounts receivable                                                                    $    82,000
                                                                                         ===========
  Oil and gas interests                                                                  $   976,000
                                                                                         ===========
  Accounts payable                                                                       $    15,000
                                                                                         ===========
  Note payable                                                                           $   903,000
                                                                                         ===========

    See accompanying notes to condensed consolidated financial statements.

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2002, the results of operations for the three and six months ended June 30, 2002 and 2001 and cash flows for the six months ended June 30, 2002 and 2001. The accompanying condensed consolidated financial statements and notes do not include all disclosures considered necessary for a fair presentation in conformity with accounting principles generally accepted in the United States of America. Therefore, it is recommended that these accompanying statements be read in conjunction with the notes to consolidated financial statements appearing in the Company's Form 10-KSB for the year ended December 31, 2001. The results of operations for the six-month period ended June 30, 2002 are not necessarily indicative of the results expected for fiscal year 2002.

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

3. The Company calculates basic and diluted net income (loss) per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128 "Earnings Per Share." Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during each period (6,878,105 shares for the three and six month periods ended June 30, 2002 and 6,998,978 and 6,690,705 for the three and six month periods ended June 30, 2001, respectively). Diluted net loss per share is the same as basic net loss per share for the three and six month periods ended June 30, 2002 and 2001 due to the antidilutive effect of dilutive securities on net loss.

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

          Accounts receivable                                  $  82,000
          Oil and gas interests                                $ 938,000
          Equipment                                            $  38,000
          Accounts payable                                     $  15,000
          Note payable                                         $ 903,000

Oil and gas interests were recorded as $938,000 on the books of the Company and are being amortized equally over a seven-year period which is the estimated life of the wells. For the three and six month periods ended June 30, 2002 the Company recorded $33,000 and $67,000 in amortization respectively leaving a net asset of $771,000 on the books of the Company at June 30, 2002. In addition, equipment acquired in the transaction totaled $38,000. This equipment is being amortized equally over a five-year period.

Had the acquisition been completed as of January 1, 2001, the Company would have reported the following:

                                  Three Months Ended June 30,     Six Months Ended June 30,
                                  ---------------------------    --------------------------
                                         (unaudited)                   (unaudited)
                                  ---------------------------    --------------------------
                                     2002             2001           2002          2001
                                  -----------     -----------    -----------    -----------
     Total revenues               $   171,000     $   123,000    $   247,000    $   301,000
     Net loss                     $   (72,000)    $   (99,000)   $  (204,000)   $  (117,000)
     Net loss per share           $     (0.01)    $     (0.01)   $     (0.03)   $     (0.02)
     Pro Forma weighted average
     shares o/s:                    6,878,105       7,141,768      6,878,105      7,141,768

5. On June 5, 2002, the Company, through it's wholly owned subsidiary, Stratford American Energy Corporation, acquired working interests in 23 oil and gas properties located in Oklahoma and Texas effective as of April 1, 2002 in exchange for $738,000 in cash. The purchase price of the 23 oil and gas working interests was $687,000, and was recorded as oil and gas interests. Acquisition costs of $51,000 were paid at closing. Additional acquisition costs of $17,000, relating to the purchase, were incurred and are in accounts payable at June 30, 2002. Total acquisition costs of $68,000 were recorded and are being amortized equally over a seven-year period. The Company anticipates revenues from the newly acquired working interests in the oil and gas properties to be approximately $300,000 for the first full year of operation. In addition to the working interests in the properties acquired, the Company has agreed to participate on a proportionate basis in the drilling of a development well on one of the properties acquired. Oil and gas interests were recorded as $687,000 on the books of the Company and are being depleted equally over a seven-year period, which is the estimated life of the interests. Depletion expense of $25,000 was recorded for the three and six month periods ended June 30, 2002 on the oil and gas interests, leaving a net asset of $662,000 on the books of the Company at June 30, 2002. Acquisition costs of $68,000, relating to the purchase were recorded on the books of the Company and are being amortized equally over a seven-year period. Amortization expense of $2,000 was recorded for the three and six month periods ending June 30, 2002 related to the acquisition costs, leaving a net book value of $66,000 on the books of the Company at June 30, 2002. The Company recognized revenue from the properties of $74,000 for the three and six month periods ending June 30, 2002.

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

     The Company has adopted the provisions of Statement No. 141 effective July 1, 2001. The Company has adopted Statement No. 142 effective January 1, 2002; however, goodwill and intangible assets acquired after June 30, 2001 would be subject to the amortization provisions of this Statement immediately. Management has determined that there was no impact of adopting these Statements on the Company's financial statements, including whether any transitional impairment losses which would be required to be recognized as the cumulative effect of a change in accounting principle.

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

     Statement No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS - REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURING EVENTS AND TRANSACTIONS, for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. By broadening the presentation of discontinued operations to include more disposal transactions, the FASB has enhanced managements' ability to provide information that helps financial statement users to assess the effects of a disposal transaction on the ongoing operations of an entity. Statement No. 144 is effective for fiscal years beginning after December 15, 2001. The Company has adopted the provisions of Statement No. 144 effective January 1, 2002. Management has determined that there was no impact with the adoption of this statement on January 1, 2002 on the Company's financial position.

     In April 2002, the Financial Accounting Standards Board issued FASB Statement No. 145, RESCISSION OF STATEMENT NO. 4, 44 AND 64, AMENDMENT OF STATEMENT NO. 13, AND TECHNICAL CORRECTIONS (SFAS NO. 145). SFAS No. 145 will rescind SFAS No. 4 which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result of SFAS No. 145, the criteria in APB Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4, and is no longer necessary because SFAS No. 4 has been rescinded. The provisions of Statement No. 145 are effective for fiscal years beginning after May 15, 2002. The Company adopted Statement No. 145 upon issuance and the Company has determined that there was no effect on the Company's financial statements.

     In July 2002, the Financial Accounting Standards Board issued FASB Statement No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES, which revises accounting for specified employee and contract terminations that are part of restructuring activities. Statement No. 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing profit lines, terminating employees and contracts, and relocating plant facilities or personnel. Under Statement No. 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. The new requirement can shift expense recognition from one quarter or fiscal year to another. The provisions of Statement No. 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002. Management does not expect the adoption of Statement No. 146 will have an effect on the Company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company incurred a consolidated net loss of $72,000 for the second quarter of 2002. Other than the real property acquisition made on October 26, 2000, the purchase of SA Oil and Gas Corporation ("SA Oil") on April 19, 2001, and the purchase of working interests in 23 oil and gas properties on June 5, 2002, as discussed above in Note 2, Note 4 and Note 5, respectively, of the unaudited condensed consolidated financial statements as of June 30, 2002, the Company presently has no significant operations, and expects such losses to continue unless and until the Company is able to make profitable acquisitions. There can be no assurance that the Company will be able to make such acquisitions.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The Consolidated Balance Sheet and the Statements of Operations have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to investments, oil and gas interests, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

LIQUIDITY AND CAPITAL RESOURCES

     On June 5, 2002, the Company purchased working interests in 23 oil and gas properties located in Oklahoma and Texas, effective April 1, 2002. The purchase price was $738,000. The purchase price of the working interests in 23 oil and gas properties was $687,000 and has been recorded as oil and gas interests. Acquisition costs of $51,000 were paid at closing. Additional acquisition costs of $17,000, relating to the purchase, were incurred and are in accounts payable at June 30, 2002. Total acquisition costs of $68,000 were recorded and are being amortized equally over a seven-year period. The Company anticipates revenues from the newly acquired working interests in the oil and gas properties to be approximately $300,000 for the first full year of production. In addition to the working interests in the properties acquired, the Company has agreed to participate on a proportionate basis in the drilling of a development well on one of the properties acquired. Drilling costs of $12,000 for the development well were pre-paid at closing and are included in the oil and gas interests at June 30, 2002.

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

     The Company expects that the current cash and cash equivalents will be sufficient to meet its forecasted operating cash needs for the remainder of 2002. However, due to any unforeseen circumstances that could occur outside the Company's control, there can be no assurance that adequate cash flows from the Company's present cash position and current activity will be achieved.

     The Company continues to aggressively seek additional potential acquisitions in establishing its future direction. There can be no assurance that it will be able to locate suitable acquisition candidates or make any such acquisitions, or that any acquisitions that are made will be profitable for the Company.

RESULTS OF OPERATIONS - THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2002, COMPARED WITH THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2001

     The Company reported a net loss of $72,000 and $204,000 during the three and six month periods ended June 30, 2002 compared to a net loss of $94,000 and $167,000 for the three and six month periods ended June 30, 2001. Oil and gas revenue increased from $88,000 and $93,000 for the three and six month periods ended June 30, 2001 to $167,000 and $237,000 for the three and six month periods ended June 30, 2002 due primarily to the April 19, 2001 acquisition of SA Oil, including working interest and royalty interest revenue from additional oil and gas properties, and due to revenue from the purchase of working interests in 23 oil and gas properties on June 5, 2002, effective April 1,2002. Separately, SA Oil properties generated $91,000 and $159,000 in revenue for the three and six month periods ended June 30, 2002. The newly acquired working interests in 23 oil and gas properties generated $74,000 in revenue for three and six month periods ended June 30, 2002. Properties owned prior to the acquisition of SA Oil and the June 5, 2002 purchase generated $2,000 and $4,000 in revenue for the three and six month periods ended June 30, 2002. Interest and other income decreased from $18,000 and $43,000 for the three and six month periods ended June 30, 2001 to $4,000 and $10,000 for the three and six month periods ended June 30, 2002 due to reduced interest income earned on lower cash balances from 2001 to 2002.

     General and administrative expenses increased from $106,000 and $201,000 for the three and six month periods ended June 30, 2001 to $116,000 and $218,000 for the three and six month periods ended June 30, 2002 due to reduced rent reimbursements received from a sublease of the Company's offices in 2002. Rental reimbursements received for the three and six month period ended June 30, 2001 were $15,000 and $30,000 compared to rental reimbursements of $5,000 and $12,000 recorded during the three and six month periods ended June 30, 2002. Depreciation, depletion and amortization expense increased from $37,000 and $43,000 for the three and six month periods ended June 30, 2001 to $71,000 and $115,000 for the three and six month periods ended June 30, 2002 due to additional depletion related to the 87 oil and gas well interests acquired through the acquisition of SA Oil and additional depletion related to the June 5, 2002, purchase of working interests in 23 oil and gas properties. Depletion and amortization of $39,000 and $78,000 recorded for the three and six month periods ended June 30, 2002 was due to the acquisition of the SA Oil properties. Depletion and amortization of $27,000 recorded for the three and six month periods was due to the June 5, 2002 purchase of working interests in 23 oil and gas properties. Depletion and depreciation expense of $5,000 and $10,000 was recorded for the three and six month periods ended June 30, 2002 for the previously owned properties and equipment. Oil and gas operations expense decreased from $45,000 for the three month period ended June 30, 2001 to $42,000 for the three month period ended June 30, 2002 and increased from $46,000 for the six month period ended June 30, 2001 to $90,000 for the six month period ended June 30, 2002. The decrease in oil and gas operations expense for the three month period ended June 30, 2002 is due to reduced operating expense of $5,000 incurred on previously owned properties, offset by additional expense recorded of $2,000 for the working interests in 23 oil and gas properties purchased on June 5, 2002. The increase of $44,000 in oil and gas operations expense for the six month period ended June 30, 2002 is due to the oil and gas properties acquired through SA Oil and Gas Corporation and to the June 5, 2002 purchase of working interests in 23 oil and gas properties, effective April 1, 2002. Operating expenses for the SA Oil properties were $39,000 and $85,000 for the three and six month periods ended June 30, 2002. Operating expenses for the working interests in 23 oil and gas properties purchased on June 5, 2002 were $2,000 for the three and six month periods ended June 30, 2002. Operating expenses for previously owned properties were $1,000 and $3,000 for the three and six month periods ended June 30, 2002. Interest expense increased from $12,000 and $13,000 for the three and six month periods ended June 30, 2001 to $14,000 and $28,000 for the three and six month periods ended June 30, 2002 due to the note payable of $903,000 acquired in the acquisition of SA Oil. Interest expense on the note payable of $903,000 was $11,000 for the three and six month periods ended June 30, 2001 and $13,000 and $26,000 for the three and six month periods ended June 30, 2002. Interest expense on previous obligations was $1,000 and $2,000 for the three and six month periods ended June 30, 2001 and $1,000 and $2,000 for the three and six month periods ended June 30, 2002.

     During the three and six month periods ended June 30, 2002, the Company accrued expense reimbursements of $17,000 and $34,000, respectively, to be received from two companies that are partially owned by four of the Company's executives. These accrued receipts are full reimbursement for salaries and related taxes and insurance expenses incurred by the Company on behalf of the related parties. This arrangement allows the Company to reduce expense and still maintain adequate staffing. The reimbursements are recorded as a reduction of general and administrative expense for the three and six month periods ended June 30, 2002. At June 30, 2002, $17,000 of these reimbursements are included in related party receivables.

     During the three and six month periods ended June 30, 2002, the Company accrued rental reimbursements of $3,000 and $6,000 to be received from a Company that is partially owned by four of the Company's executives for a month-to-month sublease of a portion of the Company's offices. The rent is at market rate. This is recorded as a reduction in rental expense. As of June 30, 2002, the Company had received all of the accrued rental reimbursements.

     At June 30, 2002, a note payable of $903,000, due in September of 2005, bearing an interest rate of 6%, with interest due quarterly, was owed to a minority shareholder of the Company. At June 30, 2002, $4,000 of accrued interest on the note payable is included in accrued liabilities.

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

OIL AND GAS ACTIVITIES

     The Company purchased, through it's wholly owned subsidiary, Stratford American Energy Corporation, working interests in 23 oil and gas properties located in Oklahoma and Texas in exchange for $738,000 in cash. The transaction closed on June 5, 2002. The purchase was effective as of April 1, 2002, and therefore, the operating results have been included with the Company from April 1, 2002. See "Liquidity and Capital Resources."

     The Company acquired SA Oil through a stock exchange transaction in April 2001 as discussed above. SA Oil owns working and/or royalty interests in 87 oil and gas properties located in Oklahoma and Texas. The acquisition has been accounted for as a purchase and, therefore, the results of the business acquired from SA Oil have been included with the Company from April 19, 2001. See "Liquidity and Capital Resources."

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Certain statements contained in this report, including statements containing the words "believes," "anticipates," "intends," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to the safe harbors created thereby. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause the actual results to be materially different from the forward-looking statements. Such factors include, among others, the following: the fact that the Company has no significant operations; the risk that Triway may not be able to sell the office condominium buildings or land as presently scheduled and the risk that the Company's investment in Triway may not be profitable; the risk that the working interests in 23 oil and gas properties and the operations of SA Oil & Gas Corporation may not be profitable; the risk that the Company will continue to recognize losses from operations unless and until the Company is able to make profitable acquisitions; the risk that all of the foregoing factors or other factors could cause fluctuations in the Company's operating results and the price of the Company's common stock; and other risks detailed in this report and from time to time in the Company's other filings with the Securities and Exchange Commission. Given these uncertainties, readers should not place undue reliance on such forward-looking statements.

                           PART II. OTHER INFORMATION

Responses to Items 1 through 5 are omitted since these items are either inapplicable or the response thereto would be negative.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

          See index beginning on page 19

     (b)  REPORTS ON FORM 8-K

          The following report on form 8-K was filed during the three months ended June 30, 2002:

               On June 18, 2002, the Company filed a Form 8-K dated June 5, 2002, relating to the Purchase and Sale Agreement between Crown Energy Drilling Production Fund 2001-1 Limited Partnership and Stratford American Energy Corporation ("SAEC"), a wholly owned subsidiary of the Company, pursuant to which working interests in 23 oil and gas properties were purchased by SAEC.

                                   SIGNATURES

     In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        STRATFORD AMERICAN CORPORATION


                                        Registrant


Date: August 14, 2002                   By /s/ Mel L. Shultz
                                           -------------------------------------
                                           Mel L. Shultz, President and Director



Date: August 14, 2002                   By /s/ Daniel E. Matthews
                                           -------------------------------------
                                           Daniel E. Matthews, Controller,
                                           Secretary and Treasurer

                                 EXHIBITS INDEX

Exhibit 99 is originally filed with this report. The Company hereby incorporates all other exhibits by reference pursuant to Rule 12b-32, each of which (except Exhibits 2.1, 3.3 and 10.1) was filed as an exhibit to the Company's Registration on Form 10, which was filed July 22, 1988, and amended on October 7, 1988, and December 8, 1988. Exhibit 2.1 was filed with the Company's Form 8-K filed with the Securities and Exchange Commission on May 2, 2001. Exhibit 2.2 was filed with the Company's Form 8-K filed with the Securities Exchange Commission on June 18, 2002. Exhibit 3.3 was filed with the Company's Registration Statement on Form S-1 on June 12, 1989. Exhibit 10.1 was filed as
Exhibit 10.14 to the Company's Form 10-KSB for the year ended December 31, 2000, which was filed with the Securities and Exchange Commission on April 2, 2001.

Number                       Description                                  Page
------                       -----------                                  ----
  2.1    Stock Purchase Agreement, dated March 22, 2001 by and
         among SA Oil, the shareholders of SA Oil, and the Company         N/A

  2.2    Purchase and Sale Agreement, dated June 5, 2002 by and
         between Crown Energy Drilling Production Fund 2001-1
         Limited Partnership and Stratford American Energy Corporation     N/A

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

  4.2    Form of Series "A" Preferred Stock Certificate                    N/A

  4.3    Article IV of the Articles of Incorporation                       N/A

  4.4    Article III of the Bylaws                                         N/A

 10.1    Operating Agreement between DVI Raintree, LLC, Stratford
         American Corporation and Colonial Raintree, LLC, dated
         October 26, 2000                                                  N/A

 99      Officer Certification pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002                                        N/A