Form 10QSB
period 2002-09-30
STRATFORD AMERICAN CORP
filed 2002-11-14
CIK 836435

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

            (Mark One)
                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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

At October 31, 2002, 6,878,105 shares of the issuer's common stock were issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

                         STRATFORD AMERICAN CORPORATION

                                      INDEX


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheet as of September 30, 2002 (unaudited)      3

Condensed Consolidated Statements of Operations for the three and nine
months ended September 30, 2002 and 2001 (unaudited)                           4

Condensed Consolidated Statements of Cash Flows for the nine months
ended September 30, 2002 and 2001 (unaudited)                                  5

Notes to Condensed Consolidated Financial Statements (unaudited)               6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                                  11

ITEM 3.  CONTROLS AND PROCEDURES                                              17

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                     17

Signatures                                                                    18

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2002
                                   (unaudited)

                                     ASSETS

Cash and cash equivalents                                         $     95,000
Receivables:
    Oil and gas                                                        122,000
    Mortgage                                                            34,000
    Related party                                                        2,000
Investment in LLC                                                      546,000
Oil and gas interests, net                                           1,457,000
Deposits                                                               650,000
Other assets                                                           147,000
                                                                  ------------

                                                                  $  3,053,000
                                                                  ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                                                  $     95,000
Notes payable and other debt                                            34,000
Related party notes payable                                          1,303,000
Accrued liabilities                                                     40,000
                                                                  ------------

        Total liabilities                                            1,472,000


Shareholders' equity:
   Nonredeemable preferred stock, par value $.01 per share;
     authorized 50,000,000 shares, none issued
   Common stock, par value $.01 per share; authorized
     100,000,000 shares; issued and outstanding
     6,878,105 shares                                                   69,000
   Additional paid-in capital                                       27,496,000
   Accumulated deficit                                             (25,973,000)
   Treasury stock, 1,967 shares at cost                                (11,000)
                                                                  ------------

                                                                     1,581,000
                                                                  ------------

                                                                  $  3,053,000
                                                                  ============

     See accompanying notes to condensed consolidated financial statements.

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                   For the three months ended  For the nine months ended
                                                           September 30              September 30
                                                   --------------------------  -------------------------
                                                        2002         2001           2002         2001
                                                     ---------    ---------      ---------    ---------
REVENUES:
  Oil & gas revenue                                  $ 160,000    $  84,000      $ 397,000    $ 177,000
  Interest and other income                             33,000       13,000         43,000       55,000
                                                     ---------    ---------      ---------    ---------
                                                       193,000       97,000        440,000      232,000

EXPENSES:
  General and administrative                           110,000       94,000        328,000      295,000
  Depreciation, depletion and amortization              71,000       39,000        186,000       81,000
  Oil & gas operations                                  45,000       49,000        135,000       95,000
  Interest                                              15,000       15,000         43,000       28,000
                                                     ---------    ---------      ---------    ---------

                                                       241,000      197,000        692,000      499,000
                                                     ---------    ---------      ---------    ---------

NET LOSS                                             $ (48,000)   $(100,000)     $(252,000)   $(267,000)
                                                     =========    =========      =========    =========

Basic and diluted net loss per share                 $   (0.01)   $   (0.01)     $   (0.04)   $   (0.04)
                                                     =========    =========      =========    =========

     See accompanying notes to condensed consolidated financial statements.

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                      For the nine months ended September 30
                                                                                      --------------------------------------
                                                                                                2002           2001
                                                                                            -----------    -----------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
    Net loss                                                                                $  (252,000)   $  (267,000)
    Adjustments to reconcile net loss to net cash used
      in operating activities:
        Depreciation, depletion and amortization                                                186,000         81,000

    Changes in assets and liabilities:
      Decrease (increase) in accounts and mortgage receivable                                   (53,000)        17,000

      Increase in other assets                                                                   (6,000)       (55,000)
      Increase in accounts payable                                                               58,000         12,000
      Increase (decrease) in accrued liabilities                                                (15,000)         3,000
                                                                                            -----------    -----------

NET CASH USED IN OPERATING ACTIVITIES                                                           (82,000)      (209,000)
                                                                                            -----------    -----------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
      Investment in LLC                                                                         (14,000)       (32,000)
      Deposits                                                                                 (650,000)             0
      Purchase of oil and gas interests                                                        (738,000)             0
      Acquisition of SA Oil & Gas Corporation, net of cash acquired                                   0         71,000
      Purchases of property and equipment                                                       (22,000)             0
                                                                                            -----------    -----------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                          (1,424,000)        39,000
                                                                                            -----------    -----------
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
      Payments on notes payable and other debt                                                   (2,000)        (9,000)
      Proceeds from note payable                                                                400,000              0
                                                                                            -----------    -----------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                             398,000         (9,000)
                                                                                            -----------    -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                    (1,108,000)      (179,000)

CASH AND CASH EQUIVALENTS, beginning of period                                                1,203,000      1,510,000
                                                                                            -----------    -----------

CASH AND CASH EQUIVALENTS, end of period                                                    $    95,000    $ 1,331,000
                                                                                            ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid during the period                                                         $    43,000    $    23,000
                                                                                            ===========    ===========

    Taxes paid during the period                                                            $     1,000    $         0
                                                                                            ===========    ===========
Acquisition of assets and liabilities through
  issuance of common stock:
    Accounts receivable                                                                     $         0    $    82,000
                                                                                            ===========    ===========
    Oil and gas interests                                                                   $         0    $   976,000
                                                                                            ===========    ===========
    Accounts payable                                                                        $         0    $    15,000
                                                                                            ===========    ===========
    Note payable                                                                            $         0    $   903,000
                                                                                            ===========    ===========

     See accompanying notes to condensed consolidated financial statements.

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2002, the results of operations for the three and nine months ended September 30, 2002 and 2001 and cash flows for the nine months ended September 30, 2002 and 2001. The accompanying condensed consolidated financial statements and notes do not include all disclosures considered necessary for a fair presentation in conformity with accounting principles generally accepted in the United States of America. Therefore, it is recommended that these accompanying statements be read in conjunction with the notes to consolidated financial statements appearing in the Company's Form 10-KSB for the year ended December 31, 2001. The results of operations for the nine-month period ended September 30, 2002 are not necessarily indicative of the results expected for fiscal year 2002.

2. During the quarter ended September 30, 2002, the Company made a non-refundable deposit of $650,000 towards the purchase of real property (the "Real Property") with other investors. This purchase is scheduled to close in late 2002. Funds for the deposit came from Company cash of $250,000 and a loan of $400,000 from a shareholder, due on the earlier of June 30, 2003 or the "Closing Date" as defined by the Purchase and Sale Agreement between the Company and the seller of the real estate property, bearing an interest rate of 10%. The loan is secured by the Company's interest in Triway Land Investors, L.L.C. ("Triway"). It is anticipated that the Real Property, once it is purchased, will be immediately conveyed by the Company and the other investors to a to-be-formed limited liability company ("New LLC") in which the Company will own 80% percent of the membership interests and be the manager. The Company will contribute $750,000 in cash in return for its 80% membership interest in New LLC and other investors will contribute $187,500 in cash in return for the remaining 20% of the membership interests in New LLC. The $650,000 deposit shall count towards the Company's cash contribution of $750,000 to New LLC. New LLC will fund the purchase of the Real Property through a combination of the cash contributions described above and loans to be obtained by New LLC in the aggregate amount of $24,300,000.

3. On October 26, 2000, the Company through its membership in Triway, a limited liability company with two additional members, entered into an operating agreement to acquire real property in Scottsdale, Arizona for office development. The acquisition price of the real property acquired by Triway, approximately 10 acres, was $3,600,000. As a result the Company made a $500,000 equity investment in Triway. According to the operating agreement, the Company and a majority interest member of Triway may be required to make additional contributions up to a proportionate specified amount. On September 20, 2001, the Company contributed an additional $32,000 equity investment, proportionately, in accordance with the terms of the operating agreement. On March 29, 2002, Triway made a capital call requiring the Company to contribute an additional $14,000 equity investment, proportionately, in accordance with the terms of the operating agreement. The Company may still be required to contribute up to an additional $166,600, proportionately, at a future date as specified by the operating agreement. From any distributions made by Triway, the Company is to receive a priority payout of all capital contributed to Triway, plus an amount required for the Company to receive a 9% per year rate of return through the date all permits related to the proposed office development by Triway are issued, and a 10% rate of return from the time all permits related to the proposed office development by Triway are issued until all capital contributions are returned. After all capital and priority returns have been distributed, the managing member of Triway is to receive a distribution equal to 42.86% of amounts previously distributed. The Company will then share in 17.5% of the results from the total project. The Company is accounting for the Triway investment under the cost method.

4. The Company calculates basic and diluted net loss per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128 "Earnings Per Share." Basic net loss per share is computed using the weighted average number of common shares outstanding during each period (6,878,105 shares for the three and nine month periods ended September 30, 2002 and 7,141,768 and 6,842,712 for the three and nine month periods ended September 30, 2001, respectively). Diluted net loss per share is the same as basic net loss per share for the three and nine month periods ended September 30, 2002 and 2001 due to the antidilutive effect of dilutive securities on net loss.

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

     Oil and gas interests were recorded as $938,000 on the books of the Company and are being amortized equally over a seven-year period which is the estimated life of the wells. For the three and nine month periods ended September 30, 2002 the Company recorded $34,000 and $101,000 in amortization respectively leaving a net asset of $737,000 on the books of the Company at September 30, 2002. In addition, equipment acquired in the transaction totaled $38,000. This equipment is being amortized equally over a five-year period.

     Had the acquisition been completed as of January 1, 2001, the Company would have reported the following:

                                      Three Months Ended            Nine Months Ended
                                         September 30                  September 30
                                          (unaudited)                  (unaudited),
                                  --------------------------    --------------------------
                                      2002           2001           2002           2001
                                  -----------    -----------    -----------    -----------
     Total revenues               $   193,000    $    97,000    $   440,000    $   403,000
     Net loss                     $   (48,000)   $  (100,000)   $  (252,000)   $  (196,000)
     Net loss per share           $     (0.01)   $     (0.01)   $     (0.04)   $     (0.03)
     Pro Forma weighted average
     shares o/s:                    6,878,105      7,141,768      6,878,105      7,141,768

6. On June 5, 2002, the Company, through it's wholly owned subsidiary, Stratford American Energy Corporation, acquired working interests in 23 oil and gas properties located in Oklahoma and Texas effective as of April 1, 2002 in exchange for $738,000 in cash. The purchase price included oil and gas interests of $687,000 and acquisition costs of $51,000 paid at closing. Additional acquisition costs of $17,000, relating to the purchase, were incurred. At September 30, 2002, $12,000 of these additional acquisition costs remain in accounts payable. The total acquisition costs of $68,000 are being amortized equally over a seven-year period. The Company anticipates revenues from the newly acquired working interests in the oil and gas properties to be approximately $300,000 for the first full year of operation. In addition to the working interests in the properties acquired, the Company has agreed to participate on a proportionate basis in the drilling of a development well on one of the properties acquired. The oil and gas interests of $687,000 are being depleted equally over a seven-year period, which is the estimated life of the interests. Depletion expense of $24,000 and $49,000 was recorded for the three and nine month periods ended September 30, 2002, respectively, on the oil and gas interests, leaving a net asset of $638,000 on the books of the Company at September 30, 2002. Amortization expense of $2,000 and $4,000 recorded for the three and nine month periods ending September 30, 2002 related to the acquisition costs, leaving a net book value of $64,000 on the books of the Company at September 30, 2002. The Company recognized revenue from the properties of $68,000 and $142,000 for the three and nine month periods ending September 30, 2002.

7. On October 14, 2002, the Company received a $250,000 loan from the same shareholder who advanced the $400,000 loan at September 30, 2002. These proceeds were used to make an additional deposit on the real estate property purchase. These additional funds increased the deposit from $650,000 at September 30, 2002, to $900,000 and increased the note payable to the shareholder from $400,000 at September 30, 2002 to $650,000. The Company will receive $150,000 back contemporaneously with closing, assuming that the transaction will close. The Company anticipates selling an additional 2,000,000 shares of the Company's common stock for $500,000 with the proceeds of such sale being used to pay off the $400,000 loan and complete the Company's cash contribution to the New LLC. The remaining $250,000 will be repaid through the above mentioned refund and cash from operations.

8. In July 2001, the FASB issued Statement No. 141, BUSINESS COMBINATIONS and Statement No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Upon its initial adoption, Statement No. 142 eliminated the amortization of all existing and newly acquired goodwill on a prospective basis and requires companies to assess goodwill impairment, at least annually, based on the fair value of the reporting unit.

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

     Statement No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS - REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURING EVENTS AND TRANSACTIONS, for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. By broadening the presentation of discontinued operations to include more disposal transactions, the FASB has enhanced management's ability to provide information that helps financial statement users to assess the effects of a disposal transaction on the ongoing operations of an entity. Statement No. 144 is effective for fiscal years beginning after December 15, 2001. The Company has adopted the provisions of Statement No. 144 effective January 1, 2002. Management has determined that there was no impact with the adoption of this statement on January 1, 2002 on the Company's financial position.

     In April 2002, the Financial Accounting Standards Board issued FASB Statement No. 145, RESCISSION OF STATEMENT NO. 4, 44 AND 64, AMENDMENT OF STATEMENT NO. 13, AND TECHNICAL CORRECTIONS. Statement No. 145 will rescind Statement No. 4 which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result of Statement No. 145, the criteria in APB Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions will now be used to classify those gains and losses. Statement No. 64 amended Statement No. 4, and is no longer necessary because

     Statement No. 4 has been rescinded. The provisions of Statement No. 145 are effective for fiscal years beginning after May 15, 2002. The Company adopted Statement No. 145 upon issuance and the Company determined that there was no effect on the Company's financial statements.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company incurred a consolidated net loss of $48,000 and $252,000 for the three and nine months ended September 30, 2002. Other than the real property acquisition made on October 26, 2000, the purchase of SA Oil and Gas Corporation ("SA Oil") on April 19, 2001, and the purchase of working interests in 23 oil and gas properties on June 5, 2002, as discussed above in Note 3, Note 5 and
Note 6, respectively, of the unaudited condensed consolidated financial statements as of September 30, 2002, the Company presently has no significant operations, and expects such losses to continue unless and until the Company is able to make profitable acquisitions. There can be no assurance that the Company will be able to make such acquisitions.

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

LIQUIDITY AND CAPITAL RESOURCES

     During the quarter ended September 30, 2002, the Company made a non-refundable deposit of $650,000 towards the purchase of real property (the "Real Property") with other investors. This purchase is scheduled to close in late 2002. Funds for the deposit came from Company cash of $250,000 and a loan of $400,000 from a shareholder. The loan is secured by the Company's interest in Triway Land Investors, L.L.C. ("Triway"). It is anticipated that the Real Property, once it is purchased, will be immediately conveyed by the Company and the other investors to a to-be-formed limited liability company ("New LLC") in which the Company will own 80% percent of the membership interests and be the manager. The Company will contribute $750,000 in cash in return for its 80% membership interest in New LLC and other investors will contribute $187,500 in cash in return for the remaining 20% of the membership interests in New LLC. The $650,000 deposit shall count towards the Company's cash contribution of $750,000 to New LLC. New LLC will fund the purchase of the Real Property through a combination of the cash contributions described above and loans to be obtained by New LLC in the aggregate amount of $24,300,000.

     On June 5, 2002, the Company purchased working interests in 23 oil and gas properties located in Oklahoma and Texas, effective April 1, 2002. The purchase price was $738,000. The purchase price of $687,000 included oil and gas interests and acquisition costs of $51,000 paid at closing. Additional acquisition costs of $17,000, relating to the purchase, were incurred. At September 30, 2002, $12,000 of these additional acquisition costs remain in accounts payable. Total acquisition costs of $68,000 are being amortized equally over a seven-year period. The Company anticipates revenues from the newly acquired working interests in the oil and gas properties to be approximately $300,000 for the first full year of production. In addition to the working interests in the properties acquired, the Company has agreed to participate on a proportionate basis in the drilling of a development well on one of the properties acquired. Drilling costs of $12,000 for the development well were pre-paid at closing and are included in the oil and gas interests at September 30, 2002.

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

     On October 26, 2000, the Company through its membership in Triway, a limited liability company with two additional members, entered into an operating agreement to acquire real property in Scottsdale, Arizona for office development. The acquisition price of the real property acquired by Triway, approximately 10 acres, was $3,600,000. As a result, the Company made a $500,000 equity investment in Triway. According to the operating agreement, the Company and a majority interest member of Triway may be required to make additional contributions up to a proportionate specified amount. On September 20, 2001, the Company contributed an additional $32,000 equity investment, proportionately, in accordance with the terms of the operating agreement. On March 29, 2002, Triway made a capital call requiring the Company to contribute an additional $14,000 equity investment, proportionately, in accordance with the terms of the operating agreement. The Company may still be required to contribute up to an additional $166,600, proportionately, at a future date as specified by the operating agreement. Any subsequent capital calls will be funded from operating funds or shareholder loans. From any distributions made by Triway, the Company is to receive a priority payout of all capital contributed to Triway, plus an amount required for the Company to receive a 9% per year rate of return through the date all permits related to the proposed office development by Triway are issued, and 10% rate of return from the time all permits related to the proposed office development by Triway are issued until all capital contributions are returned. After all capital and priority returns have been distributed, the managing member of Triway is to receive a distribution equal to 42.86% of amounts previosly distributed. The Company will then share in 17.5% of the results from the total project. Triway is now offering the property for sale.

     The Company expects that the current cash and cash equivalents will be sufficient to meet its forecasted operating cash needs for the remainder of 2002. However, due to any unforeseen circumstances that could occur outside the Company's control, there can be no assurance that adequate cash flows from the Company's present cash position and current activity will be achieved.

     The Company continues to aggressively seek additional potential acquisitions in establishing its future direction. There can be no assurance that it will be able to locate suitable acquisition candidates or make any such acquisitions, or that any acquisitions that are made will be profitable for the Company. Additionally there can be no assurance that the Company will successfully complete the capital raising required to fund existing capital commitments and the Company's operations.

RESULTS OF OPERATIONS - THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2002, COMPARED WITH THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2001

     The Company reported a net loss of $48,000 and $252,000 during the three and nine month periods ended September 30, 2002 compared to a net loss of $100,000 and $267,000 for the three and nine month periods ended September 30, 2001. Oil and gas revenue increased from $84,000 and $177,000 for the three and nine month periods ended September 30, 2001 to $160,000 and $397,000 for the three and nine month periods ended September 30, 2002 due primarily to the April 19, 2001 acquisition of SA Oil, including working interest and royalty interest revenue from additional oil and gas properties, and due to revenue from the purchase of working interests in 23 oil and gas properties on June 5, 2002, effective April 1, 2002. Separately, SA Oil properties generated $89,000 and $248,000 in revenue for the three and nine month periods ended September 30, 2002. The working interests in 23 oil and gas properties, acquired effective April 1, 2002, generated $68,000 and $142,000 in revenue for three and nine month periods ended September 30, 2002. Properties owned prior to the acquisition of SA Oil and the June 5, 2002 purchase generated $3,000 and $7,000 in revenue for the three and nine month periods ended September 30, 2002. Interest and other income increased from $13,000 to $33,000 for the three month periods ended September 30, 2001 and 2002, respectively, and decreased from $55,000 to $43,000 for the nine month periods ended September 30, 2001 and September 30, 2002, respectively. The increase in interest and other income of $20,000 for the three month period ended September 30, 2002 was due to a payment received for final settlement of funds held by an insurance company for future vehicle damage claims, subsequent to the Company's sale of Dollar-Rent-A-Car in October of 1998, offset by reduced interest income earned on lower cash balances as of September 30, 2002 compared to September 30, 2001. The decrease for the nine month period ended September 30, 2002 was also due to a significant reduction in interest income earned on lower cash balances as of September 30, 2002, offset by the payment of $32,000 received from the insurance company. Interest income for the nine months ending September 30, 2002, was $11,000, compared to interest income earned of $55,000 for the nine months ended September 30, 2001.

     General and administrative expenses increased from $94,000 and $295,000 for the three and nine month month periods ended September 30, 2001 to $110,000 and $328,000 for the three and nine month periods ended September 30, 2002. The increase for the three month period ending September 30, 2002 is due primarily to reduced rent reimbursements received from a sublease of the Company's offices in 2002. Rental reimbursements received for the three month period ended September 30, 2001 were $15,000 compared to rental reimbursements of $5,000 recorded for the three month period ended September 30, 2002. The increase in general and administrative expense for the nine month period ending September 30, 2002 is due to the reduction in rental reimbursements received and an increase in accounting expense recorded, offset by a decrease in officer salaries. Rental reimbursements received for the nine month periods ending September 30, 2001 and September 2002 were $45,000 and $17,000, respectively.

     Depreciation, depletion and amortization expense increased from $39,000 and $81,000 for the three and nine month periods ended September 30, 2001 to $71,000 and $186,000 for the three and nine month periods ended September 30, 2002 due to additional depletion related to the 87 oil and gas well interests acquired through the acquisition of SA Oil and additional depletion related to the June 5, 2002, purchase of working interests in 23 oil and gas properties. Depletion, depreciation and amortization of $39,000 and $117,000 recorded for the three and nine month periods ended September 30, 2002 was due to the acquisition of the SA Oil properties. Depletion and amortization of $27,000 and $54,000 recorded for the three and nine month periods ended September 30, 2002, was due to the June 5, 2002 purchase of working interests in 23 oil and gas properties. Depletion and depreciation expense of $5,000 and $15,000 was recorded for the three and nine month periods ended September 30, 2002 for the previously owned properties and equipment.

     Oil and gas operations expense decreased from $49,000 for the three month period ended September 30, 2001 to $45,000 for the three month period ended September 30, 2002 and increased from $95,000 for the nine month period ended September 30, 2001 to $135,000 for the nine month period ended September 30, 2002. The decrease in oil and gas operations expense for the three month period ended September 30, 2002 of $4,000 is due to reduced operating expense of $7,000 incurred on SA Oil and previously owned properties, offset by additional expense recorded of $3,000 for the working interests in 23 oil and gas properties purchased on June 5, 2002. The increase of $40,000 in oil and gas operations expense for the nine month period ended September 30, 2002 is due to the oil and gas properties acquired through SA Oil and to the June 5, 2002 purchase of working interests in 23 oil and gas properties, effective April 1, 2002. Operating expenses for the SA Oil properties were $41,000 and $126,000 for the three and nine month periods ended September 30, 2002. Operating expenses for the working interests in 23 oil and gas properties purchased on June 5, 2002 were $3,000 and $5,000 for the three and nine month periods ended September 30, 2002. Operating expenses for previously owned properties were $1,000 and $4,000 for the three and nine month periods ended September 30, 2002.

     Interest expense increased from $28,000 to $43,000 for the nine month period ended September 30, 2001 and 2002, respectively, due to the note payable of $903,000 acquired in the acquisition of SA Oil. Interest expense on the note payable of $903,000 was $14,000 and $24,000 for the three and nine month periods ended September 30, 2001 and $14,000 and $40,000 for the three and nine month periods ended September 30, 2002. Interest expense on previous obligations was $1,000 and $4,000 for the three and nine month periods ended September 30, 2001 and $1,000 and $3,000 for the three and nine month periods ended September 30, 2002.

     During the three and nine month periods ended September 30, 2002, the Company accrued expense reimbursements of $17,000 and $51,000, respectively, to be received from two companies that are partially owned by four of the Company's executives. These accrued receipts are full reimbursement for salaries and related taxes and insurance expenses incurred by the Company on behalf of the related parties. This arrangement allows the Company to reduce expense and still maintain adequate staffing. The reimbursements are recorded as a reduction of general and administrative expense for the three and nine month periods ended September 30, 2002. At September 30, 2002, $2,000 of these reimbursements is recorded in related party receivables.

     During the three and nine month periods ended September 30, 2002, the Company accrued rental reimbursements of $3,000 and $6,000 to be received from a Company that is partially owned by four of the Company's executives for a month-to-month sublease of a portion of the Company's offices. The rent is at market rate. This is recorded as a reduction in rental expense. As of September 30, 2002, the Company had received all of the accrued rental reimbursements.

     At September 30, 2002, a note payable of $903,000, due in September of 2005, bearing an interest rate of 6%, with interest due quarterly, was owed to a minority shareholder of the Company. At September 30, 2002, $4,000 of accrued interest on the note payable is included in accrued liabilities.

     At September 30, 2002, a note payable of $400,000, due on the earlier of June 30, 2003 or the "Closing Date" as defined by the Purchase and Sale Agreement between the Company and the seller of the real estate property which the Company currently has in escrow, bearing an interest rate of 10%, was owed to a shareholder. On October 14, 2002, the shareholder loaned an additional $250,000. The loan proceeds were used to increase the escrow deposit from $650,000 at September 30, 2002 to $900,000. The total note payable of $650,000, plus all accrued interest at 10%, is due to the shareholder under the terms discussed above.

REAL ESTATE ACTIVITIES

     During the quarter ended September 30, 2002, the Company made a non-refundable deposit of $650,000 towards the purchase of real property (the "Real Property") with other investors. This purchase is scheduled to close in late 2002. Funds for the deposit came from Company cash of $250,000 and a loan of $400,000 from a shareholder. The loan is secured by the Company's interest in Triway Land Investors, L.L.C. ("Triway"). It is anticipated that the Real Property, once it is purchased, will be immediately conveyed by the Company and the other investors to a to-be-formed limited liability company ("New LLC") in which the Company will own 80% percent of the membership interests and be the manager. The Company will contribute $750,000 in cash in return for its 80% membership interest in New LLC and other investors will contribute $187,500 in cash in return for the remaining 20% of the membership interests in New LLC. The $650,000 deposit shall count towards the Company's cash contribution of $750,000 to New LLC. New LLC will fund the purchase of the Real Property through a combination of the cash contributions described above and loans to be obtained by New LLC in the aggregate amount of $24,300,000.

     The Company entered into an agreement and made an investment in a limited liability company acquiring real property for office development in Scottsdale, Arizona in October 2000, as discussed above. Triway Land Investors L.L.C. is now offering the property for sale. See "Liquidity and Capital Resources."

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

CAPITAL REQUIREMENTS

     During the quarter ended September 30, 2002, the Company made a non-refundable deposit of $650,000 towards the purchase of the Real Property with other investors. This purchase is scheduled to close in late 2002. Funds for the deposit came from Company cash of $250,000 and a loan of $400,000 from a shareholder. The loan is secured by the Company's interest in Triway. The $650,000 deposit shall count towards the Company's cash contribution of $750,000 to New LLC. The Company anticipates selling an additional 2,000,000 shares of the Company's common stock for $500,000 with the proceeds of such sale being used to pay off the $400,000 loan and complete the Company's cash contribution to the New LLC. See "Liquidity and Capital Resources."

IMPACT OF INFLATION

     Inflation has not had a significant impact on the Company's results of operations.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Certain statements contained in this report, including statements containing the words "believes," "anticipates," "intends," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to the safe harbors created thereby. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause the actual results to be materially different from the forward-looking statements. Such factors include, among others, the following: the fact that the Company has no significant operations; the risk that Triway may not be able to sell the or land as presently scheduled and the risk that the Company's investment in Triway may not be profitable; the risk that the working interests in 23 oil and gas properties and the operations of SA Oil & Gas Corporation may not be profitable; the risk that the Company will continue to recognize losses from operations unless and until the Company is able to make profitable acquisitions; the risk that all of the foregoing factors or other factors could cause fluctuations in the Company's operating results and the price of the Company's common stock; the risk that the Company may not be able to sell additional shares of its common stock to raise capital; the risk that the Company may not be able to complete the purchase of the Real Property and the investment in New LLC; the risk that any investment by the Company in New LLC may not be profitable; and other risks detailed in this report and from time to time in the Company's other filings with the Securities and Exchange Commission. Given these uncertainties, readers should not place undue reliance on such forward-looking statements.

ITEM 3. CONTROLS AND PROCEDURES

     As required by Rule 13a-14 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer, our President and our Controller. Based upon that evaluation, our Chief Executive Officer, our President and our Controller concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer, President and Controller as appropriate, to allow timely decisions regarding required disclosure.

                           PART II. OTHER INFORMATION

Responses to Items 1 through 5 are omitted since these items are either inapplicable or the response thereto would be negative.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          See index beginning on page 19

     (b)  Reports on Form 8-K

          There were no reports filed on Form 8-K for the three months ended September 30, 2002.

     SIGNATURES

     In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        STRATFORD AMERICAN CORPORATION

                                        Registrant


Date: November 14, 2002                 By /s/ Mel L. Shultz
                                           -------------------------------------
                                           Mel L. Shultz, President and Director



Date: November 14, 2002                 By /s/ David H. Eaton
                                           -------------------------------------
                                           David H. Eaton, Chief Executive
                                           Officer and Chairman of the Board


Date: November 14, 2002                 By /s/ Daniel E. Matthews
                                           -------------------------------------
                                           Daniel E. Matthews, Controller,
                                           Secretary and Treasurer

CERTIFICATIONS

I, Mel L. Shultz, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Stratford American Corporation and Subsidiaries;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors what could significantly affect internal controls subsequent to the date or our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002


                                        /s/ Mel L. Shultz
                                        ----------------------------------------
                                        Mel L. Shultz
                                        President and Director

CERTIFICATIONS

I, David H. Eaton, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Stratford American Corporation and Subsidiaries;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors what could significantly affect internal controls subsequent to the date or our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002


                                        /s/ David H. Eaton
                                        ----------------------------------------
                                        David H. Eaton
                                        Chief Executive Officer and Chairman of
                                        The Board

CERTIFICATIONS

I, Daniel E. Matthews, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Stratford American Corporation and Subsidiaries;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors what could significantly affect internal controls subsequent to the date or our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002


                                        /s/ Daniel E. Matthews
                                        ----------------------------------------
                                        Daniel E. Matthews
                                        Controller, Secretary and Treasurer

                                 EXHIBITS INDEX

Exhibit 10.2 and Exhibit 99 are originally filed with this report. The Company hereby incorporates all other exhibits by reference pursuant to Rule 12b-32, each of which (except Exhibits 2.1, 3.3 and 10.1) was filed as an exhibit to the Company's Registration on Form 10, which was filed July 22, 1988, and amended on October 7, 1988, and December 8, 1988. Exhibit 2.1 was filed with the Company's Form 8-K filed with the Securities and Exchange Commission on May 2, 2001.
Exhibit 2.2 was filed with the Company's Form 8-K filed with the Securities Exchange Commission on June 18, 2002. Exhibit 3.3 was filed with the Company's Registration Statement on Form S-1 on June 12, 1989. Exhibit 10.1 was filed as
Exhibit 10.14 to the Company's Form 10-KSB for the year ended December 31, 2000, which was filed with the Securities and Exchange Commission on April 2, 2001.

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

  3.3      Articles of Amendment to Articles of Incorporation                N/A

  4.1      Form of Common Stock Certificate                                  N/A

  4.2      Form of Series "A" Preferred Stock Certificate                    N/A

  4.3      Article IV of the Articles of Incorporation                       N/A

  4.4      Article III of the Bylaws                                         N/A

 10.1      Operating Agreement between DVI Raintree, LLC, Stratford
           American Corporation and Colonial Raintree, LLC, dated
           October 26, 2000                                                  N/A

 10.2      Letter Agreement between Stratford American Corporation,           23
           JDMD Investments, L.L.C.; Diamond Ventures, Inc., Golden
           Gate Apartments, Ltd., L.P., Auriga Properties, Inc.,
           DRD-97 Trust and David Goldstein, dated September 27, 2002

   99      Officer Certification pursuant to Section 906 of the
           Sarbanes-Oxley Act of 2002