Form 10KSB
period 2002-12-31
STRATFORD AMERICAN CORP
filed 2003-03-31
CIK 836435

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)
  (X) ANNUAL REPORT UNDER SECTION 10 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

                   For the fiscal year ended December 31, 2002

                                       OR

 ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

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

     Check if there is no disclosure of deliquent filers in reponse to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Issuer's revenues for its most recent fiscal year: $761,000

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the February 28, 2003 closing price of $.32 per share, is $1,399,000.

     At February 28, 2003, 10,078,105 shares of the issuer's common stock and no shares of its preferred stock were issued and outstanding.

Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

     Certain portions of the registrant's definitive Proxy Statement, which will be filed with the Commission on or about April 25, 2003, in connection with the Annual Meeting of Shareholders of the registrant to be held on July 9, 2003, are incorporated by reference into Part III of this report.

PART I

ITEM 1. BUSINESS

GENERAL

     GENERAL DEVELOPMENT OF BUSINESS. Stratford American Corporation, an Arizona corporation incorporated on May 13, 1988 (the "Company"), has several wholly-owned subsidiaries. Unless specified, the term "Company" as used herein includes the Company's subsidiaries.

     On December 21, 2001, the Company repurchased 263,663 shares of the Company's common stock at a maket price of $.17 per share. These shares were subsequently cancelled.

NARRATIVE DESCRIPTION OF BUSINESS

     The Company employs 4 full-time employees and presently has no significant operations.

     Revenue is now generated from two operating segments after the purchase of the office building on December 11, 2002, as described below and in Note 14, Operating Segments. The Company owns working and royalty interests in oil and gas properties that are primarily located in Oklahoma and Texas. The oil and gas is sold to numerous oil refiners and natural gas purchasers with no single entity purchasing 10% of the oil and gas sold. On December 11, 2002, the Company invested in a venture that purchased an office building in Scottsdale, Arizona, that is leased to a single tenant. Although the tenant has entered into a 22 year bondable lease agreement with multiple parties that guarantee payment under terms of the agreement, if the financial condition of the tenant and the other guarantors were to deteriorate and the tenant could not pay rents under the terms of the lease agreement, it would have a material adverse effect on the Company. The Company has also invested in a venture formed to purchase separate real estate property in Scottsdale, Arizona. This property is now being marketed for sale as real estate along with all of the permits that have been obtained to date. No revenue or expense has been reported from this investment. (See Note 3 of the audited consolidated financial statements as of December 31, 2002.)

     REAL ESTATE. On December 11, 2002, the Company, along with other investors, completed the purchase of an office building leased by a single tenant located at 20225 North Scottsdale Road, Scottsdale, Arizona (the "Property") for $25,484,000, which reflects the purchase price of $24,988,000 and closing costs incurred of $496,000. The Company intends to continue this use of the building. The purchase was pursuant to the Purchase and Sale Agreement, dated July 17, 2002, by and between Opus West Corporation, a Minnesota corporation, and the Company (the "Purchase and Sale Agreement"). The Property, after being purchased by the Company and the other investors, was immediately conveyed to Scottsdale Thompson Peak, LLC, a newly formed Arizona limited liability company (the "LLC"). The Company owns 80% of the membership interests in, and is the manager of, the LLC. The Company contributed $750,000 in cash and its 80% undivided interest in the Property in return for its 80% membership interest in the LLC, and other investors contributed $187,000 in cash and their 20% undivided interest in the Property in return for the remaining 20% of the membership interests in the LLC. The Company's cash contribution of $750,000 came from company cash of $250,000 and the proceeds of the sale by the Company of 2,000,000 shares of Company common stock for $500,000. The LLC funded the purchase of the Real Property through a combination of the cash contributions described above and loans obtained by the LLC, in the aggregate amount of $24,300,000. The $20,000,000 loan is financed with a 5.9% interest rate, 22 year straight-line amortization note and is guaranteed by JDMD Investments, LLC, a major shareholder of the Company, as described in the Guarantee Agreement dated December 11, 2002 and described below. The $2,500,000 loan is financed with a 6% interest rate, interest only note, for a period of two years, due December 11, 2004, and is guaranteed 50% by JDMD Investments, LLC, a major shareholder of the Company, and 50% by Diamond Ventures, Inc. The $1,800,000 loan is financed with a 10% interest rate note, interest only, for a period of two years, due December 2, 2004. The Company also issued a total of 1,200,000 shares of its common stock to JDMD Investments, LLC, a major shareholder of the Company, for its agreement to guarantee payment of certain exceptions or carve outs on the first mortgage, the guarantee of 50% of a $2,500,000 loan, the assignment of all its interests in finding and negotiating the purchase of the Property, and the mortgage loan and other financing involved.

     The property is 100% leased by a single tenant and used as their corporate office. The tenant is engaged in selling and installing new tires for autos and trucks. Under the terms of the lease agreement, the Company is to receive annual rents of $2,096,000, paid in equal monthly installments during the first five years of the lease. In years six, eleven, and sixteen of the lease, the annual rents are escalated by 10% of the prior years rent. All repairs and maintenance, insurance, real estate taxes, rental taxes and utilities are the responsibility of the tenant. The building has an expected life of forty years and the Company is using straight-line depreciation over this forty-year period. The Company believes the building is adequately covered by insurance.

     On October 26, 2000, the Company through its membership in Triway Land Investors, L.L.C. ("Triway"), a limited liability company with two additional members, entered into an operating agreement to acquire real property in Scottsdale, Arizona. The acquisition price of the real property acquired by Triway, approximately 10 acres, was $3,600,000. As a result, the Company made a $500,000 equity investment in Triway. According to the operating agreement, the Company and a majority interest member of Triway may be required to make additional contributions up to a proportionate specified amount. On September 20, 2001, the Company contributed an additional $32,000 equity investment, proportionately, in accordance with the terms of the operating agreement. On April 10, 2002, the Company contributed an additional $14,000 equity investment, proportionately, in accordance with the terms of the operating agreement. On October 31, 2002, Triway made a capital call requiring the Company to contribute an additional $18,000 equity investment, proportionately, in accordance with the terms of the operating agreement. The capital call was recorded to accounts payable at December 31, 2002 and paid subsequent to year-end. The Company may still be required to contribute up to an additional $148,000, proportionately, at a future date as specified by the operating agreement. Any subsequent capital call will be funded from operating funds or shareholder loans. From any distributions made by Triway, the Company is to receive a priority payout of all capital contributed to Triway, plus an amount required for the Company to receive a 9% per year rate of return through the date all permits related to the proposed office development by Triway are issued, and a 10% rate of return from the time all permits related to the proposed office development by Triway are issued until all capital contributions are returned. After all capital and priority returns have been distributed, the managing member of Triway is to receive a distribution equal to 42.86% of amounts previously distributed. The Company will then share in 17.5% of the results from the total project. The property is currently being marketed for sale as real estate along with all permits that have been obtained to date.

     NATURAL RESOURCES. On June 5, 2002, the Company, through its wholly owned subsidiary Stratford American Energy Corporation, purchased working interests in 23 oil and gas properties located in Oklahoma and Texas, effective April 1, 2002. The purchase price was $738,000. The purchase price included oil and gas interests of $687,000 and acquisition costs of $51,000 paid at closing. Additional acquisition costs of $17,000, relating to the purchase, were incurred. At December 31, 2002, $7,000 of these additional acquisition costs remain in accounts payable. The total acquisition costs of $68,000 are being amortized equally over a seven-year period. In addition to the working interest in the properties acquired, the Company agreed to participate on a proportionate basis in the drilling of a development well on one of the properties acquired. Drilling costs of $12,000 for the development well were pre-paid at closing and are included in the oil and gas interests at December 31, 2002. This well is now completed and is a producing property.

     On April 19, 2001, the Company purchased 100 percent of the capital stock of SA Oil and Gas Corporation ("SA Oil") from the shareholders of SA Oil, in exchange for 755,948 shares of common stock of the Company. SA Oil owns working interest and/or royalty interests in 87 oil and gas properties located in Oklahoma and Texas.

     The Company also owns a nominal interest in four oil and gas wells located in Arkansas and Oklahoma. Total revenues from these natural resource operations were insignificant during the year ended December 31, 2002.

     All of the oil and gas produced by the properties that the Company owns working interests in or royalty interests in is purchased by various oil refiners or natural gas companies. The sales agreement for each well is arranged by the company that operates the property. Prices for the products are determined by amounts being paid on the open market and can fluctuate greatly from month-to-month. Each operator bills the Company monthly for the Company's proportionate share of the expense necessary to operate the wells. All of the properties are adequately insured. The Company owes $903,000 to a shareholder of the Company, against properties owned by SA Oil. The note is unsecured and bears an interest rate of 6% per annum, interest payable quarterly in arrears. The note matures on September 1, 2005.

ITEM 2. PROPERTIES

     PRINCIPAL OFFICES. The principal offices of the Company are located at 2400 East Arizona Biltmore Circle, Building 2, Suite 1270, Phoenix, Arizona 85016, telephone 602/956-7809. The premises are leased at the rate of approximately $117,000 per year. The term of the current lease expires in September 2004. The Company believes its office space is sufficient to meet its operational needs in the near future.

     REAL ESTATE PROPERTIES. On December 11, 2002, the Company, along with other investors, purchased an office building leased by a single tenant, located at 20225 North Scottsdale Road, Scottsdale, Arizona (the "Property"). The Property, after being purchased by the Company and the other investors, was immediately conveyed to Scottsdale Thompson Peak, L.L.C., a newly formed Arizona limited liability company (the "LLC"). The Company owns 80% of the membership interests in, and is the manager of the LLC.

     NATURAL RESOURCE PROPERTIES - OIL AND GAS. On June 5, 2002, the Company, through its wholly owned subsidiary Stratford American Energy Corporation, purchased working interests in 23 oil and gas properties located in Oklahoma and Texas, effective April 1, 2002.

     On April 19, 2001, the Company purchased 100 percent of the capital stock of SA Oil. SA Oil owns working interests and/or royalty interests in 87 oil and gas properties location in Oklahoma and Texas.

     The Company also owns a nominal interest in four oil and gas wells located in Arkansas and Oklahoma.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not currently a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the Company's shareholders during the fourth quarter ended December 31, 2002.

EXECUTIVE OFFICERS

Name                      Age      Office                        Officer Since
----                      ---      ------                        -------------
David H. Eaton            67       Chief Executive Officer       6/88
Mel L. Shultz             52       President                     5/87
Daniel E. Matthews        52       Treasurer and Secretary       12/99

     DAVID H. EATON has been the Chairman of the Board of Directors of the Company since February 29, 1988 and its Chief Executive Officer since June 1, 1988.

     MEL L. SHULTZ has been a Director and the President of the Company since May 20, 1987. Mr. Shultz was previously involved on his own behalf in real estate development and oil and gas investments.

     DANIEL E. MATTHEWS was appointed Treasurer and Secretary of the Company on December 1, 1999. Mr. Matthews has been the Controller of the Company since May 1997. Mr. Matthews was previously involved in accounting management positions in private industry.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     The Company's common stock $0.01 par value, is currently listed and traded on the OTC Bulletin Board (symbol: STFA.OB).

     The high and low bid price for each quarter during the last two years, are as follows:

                          Time Period            High      Low
                          -----------            ----      ---

            2001:         First quarter          .31       .24
                          Second quarter         .28       .21
                          Third quarter          .25       .18
                          Fourth quarter         .18       .15

            2002:         First quarter          .18       .16
                          Second quarter         .19       .16
                          Third quarter          .19       .15
                          Fourth quarter         .30       .11

     The above information is based on the bid price as furnished by Pink Sheets, LLC. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

HOLDERS

     As of February 28, 2003, the common stock of the Company is estimated to be held beneficially by approximately 2,000 shareholders. No preferred stock is outstanding.

DIVIDENDS

     The Company has never paid cash dividends on its common equity. Arizona law may restrict the ability of a corporation to pay dividends. The Company does not expect to pay dividends in the foreseeable future, but rather expects to use any cash otherwise available for distribution to satisfy debt obligations and build business operations.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

                      EQUITY COMPENSATION PLAN INFORMATION

                                                                                       Number of
                                                                                      securities
                                                                                       remaining
                                                Number of                            available for
                                            securities to be                        future issuance
                                               issued upon                           under equity
                                               exercise of     Weighted-average   compensation plans
                                               outstanding    exercise price of       (excluding
                                                options,         outstanding          securities
                                              warrants and    options, warrants      reflected in
                                                 rights           and rights          column (a))
                                                 ------           ----------          -----------
                                                   (a)               (b)                  (c)
Equity compensation plans approved by
  security holders                               480,000            $ 0.92             2,520,000

Equity compensation plans not approved by
  security holders                                     0            $ 0.00                     0

          Total                                  480,000            $ 0.92             2,520,000

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

RECENT SALES OF UNREGISTERED SECURITIES

     On December 12, 2002, the Company issued 1,800,000 shares of its common stock to the DRD-97 Trust in exchange for $450,000 in cash and issued 200,000 shares of its common stock to David Goldstein for $50,000 in cash. The shares were valued at $0.25 per share. There were no underwriting discounts or commissions related to this sale. Proceeds of the offering were used by the Company to make an equity contribution to Scottsdale Thompson Peak, LLC.

     On December 12, 2002, the Company issued 1,200,000 shares of its common stock to JDMD Investments, LLC, a major shareholder of the Company in exchange for its agreement to guarantee payment of certain exceptions or carve outs on the first mortgage to Scottsdale Thompson Peak, LLC, the guarantee of 50% of a $2,500,000 million bank loan, and the assignment of all its interest in finding and negotiating the purchase of the Property, mortgage loan and other financing involved for Scottsdale Thompson Peak, LLC. The Company recorded a loan fee of $240,000 as a result of this transaction. The loan fee is being amortized monthly, pro-rata over the life of the loans involved. There were no underwriting discounts or commissions related to this transaction.

     On April 19, 2001, the Company issued 755,948 shares of its common stock to the shareholders of SA Oil and Gas Corporation in exchange for 100% of the outstanding common stock of SA Oil and Gas Corporation. The stock was valued @ $.28 per share, a total of $212,000 and is included as part of the purchase price of the assets acquired. There were no underwriting discounts or commissions related to this transaction.

     In January, 2000, the Company issued a non-employee 16,700 shares of its common stock in exchange for services performed. The fair value of the shares was $21,000, and was charged to general and administrative expense in 2000. There were no underwriting discounts or commissions related to this transaction.

     The Company claimed exemption from registration under Sec. 4(2) of the Securities Act of 1933, Transaction Not Involving Any Public Offering.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANYALSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company incurred a consolidated net loss from continuing operations for the year ended December 31, 2002. During 2002, the Company purchased an office building in Scottsdale, Arizona, effective December 11, 2002 as discussed below and in Note 3 of the audited consolidated financial statements as of December 31, 2002. The Property, after being purchased by the Company and the other investors, was immediately conveyed to Scottsdale Thompson Peak, LLC, a newly formed Arizona limited liability company (the "LLC"). The Company owns 80% of the membership interests in, and is the manager of the LLC. On June 5, 2002, the Company purchased working interests in 23 oil and gas properties, as discussed below and in Note 4 of the audited consolidated financial statements as of December 31, 2002. The Company, through its membership in Triway Land Investors, LLC, acquired real property on October 26, 2000 and the Company purchased 100% of the capital stock of SA Oil and Gas Corporation ("SA Oil") on April 19, 2001 as discussed below and in Notes 3 and 4, respectively of the audited consolidated financial statements as of December 31, 2002.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The Consolidated Balance Sheet and Statement of Operations have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make certain estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to investments, oil and gas interests, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

     Real estate investments are carried at book value, less depreciation. The Company's investments in real property are subject to many inherent risks that cannot be controlled, including general economic conditions and the availability of mortgage funds for operations or refinancing. Future adverse changes could result in losses or an inability to recover the carrying value of the investments current carrying value, thereby possibly requiring an impairment charge in the future. In accordance with SFAS No. 144, long-lived assets, such as property, plant and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

LIQUIDITY AND CAPITAL RESOURCES

     On December 11, 2002, the Company, along with other investors, completed the purchase of an office building leased by a single tenant located at 20225 North Scottsdale Road, Scottsdale, Arizona (the "Property") for $25,484,000, which reflects the purchase price and closing costs incurred. The Company intends to continue this use of the building. The lease is a bondable, triple-net lease, commencing on December 9, 2002, expiring on December 31, 2024, excluding unexercised extensions. The annual basic rent for years one through five is $2,096,000 per year. The Property, after being purchased by the Company and the other investors, was immediately conveyed to Scottsdale Thompson Peak, LLC, a newly formed Arizona limited liability company (the "LLC"). The Company owns 80% of the membership interests in, and is the manager of, the LLC. The Company contributed $750,000 in cash and its 80% undivided interest in the Property in return for its 80% membership interest in the LLC, and other investors contributed $187,000 in cash and their 20% undivided interest in the Property in return for the remaining 20% of the membership interests in the LLC. The Company's cash contribution of $750,000 came from company cash of $250,000 and the proceeds of the sale by the Company of 2,000,000 shares of Company common stock for $500,000 to certain of the other investors. The LLC funded the purchase of the Property through a combination of the cash contributions described above and loans obtained by the LLC in the aggregate amount of $24,300,000. The $20,000,000 loan is financed with a 5.9% interest rate, 22 year straight-line amortization note and is guaranteed by JDMD Investments, LLC, a major shareholder of the Company, as described in the Guarantee Agreement dated December 11, 2002 and described below. The $2,500,000 loan is financed with a 6% interest rate, interest only note, for a period of two years, due December 11, 2004, and is guaranteed 50% by JDMD Investments, LLC, a major shareholder of the Company, and 50% by Diamond Ventures, Inc. The $1,800,000 loan is financed with a 10% interest rate note, interest only, for a period of two years, due December 2, 2004. The Company also issued a total of 1,200,000 shares of its common stock to JDMD Investments, LLC, a major shareholder of the Company, for its agreement to guarantee payment of certain exceptions or carve outs on the first mortgage, the guarantee of 50% of a $2,500,000 bank loan, the assignment of all its interests in finding and negotiating the purchase of the Property, and the mortgage loan and other financing involved.

     On June 5, 2002, the Company, through its wholly owned subsidiary Stratford American Energy Corporation, purchased working interests in 23 oil and gas properties located in Oklahoma and Texas, effective April 1, 2002. The purchase price was $738,000. The purchase price included oil and gas interests of $687,000 and acquisition costs of $51,000 paid at closing. Additional acquisition costs of $17,000, relating to the purchase, were incurred. At December 31, 2002, $7,000 of these additional acquisition costs remain in accounts payable. The total acquisition costs of $68,000 are being amortized equally over a seven-year period. In addition to the working interests in the properties acquired, the Company agreed to participate on a proportionate basis in the drilling of a development well on one of the properties acquired. Drilling costs of $12,000 for the development well were pre-paid at closing and are included in the oil and gas interests at December 31, 2002. This well is now completed and is a producing property.

     On December 21, 2001, the Company repurchased 263,663 shares of Company's common stock at a market price of $.17 per share. These shares were subsequently cancelled.

     On April 19, 2001, the Company purchased 100 percent of the capital stock of SA Oil from the shareholders of SA Oil, in exchange for 755,948 shares of common stock of the Company. SA Oil owns working interests and/or royalty interests in 87 oil and gas properties located in Oklahoma and Texas.

     On October 26, 2000, the Company through its membership in Triway, a limited liability company with two additional members, entered into an operating agreement to acquire real property in Scottsdale, Arizona. The acquisition price of the real property acquired by Triway, approximately 10 acres, was $3,600,000. As a result, the Company made a $500,000 equity investment in Triway. According to the operating agreement, the Company and a majority interest member of Triway may be required to make additional contributions up to a proportionate specified amount. On September 20, 2001, the Company contributed an additional $32,000 equity investment, proportionately, in accordance with the terms of the operating agreement. On April 10, 2002, the Company contributed an additional $14,000 equity investment, proportionately, in accordance with the terms of the operating agreement. On October 31, 2002, Triway made a capital call requiring the Company to contribute an additional $18,000 equity investment, proportionately, in accordance with the terms of the operating agreement. The capital call was recorded to accounts payable at December 31, 2002, and paid subsequent to year end. The Company may still be required to contribute up to an additional $148,000, proportionately, at a future date as specified by the operating agreement. Any subsequent capital call will be funded from operating funds or shareholder loans. From any distributions made by Triway, the Company is to receive a priority payout of all capital contributed to Triway, plus an amount required for the Company to receive a 9% per year rate of return through the date all permits related to the proposed office development by Triway are issued, and a 10% rate of return from the time all permits related to the proposed office development by Triway are issued until all capital contributions are returned. After all capital and priority returns have been distributed, the managing member of Triway is to receive a distribution equal to 42.86% of amounts previously distributed. The Company will then share in 17.5% of the results from the total project. The property is currently being marketed for sale as real estate along with all permits that have been obtained to date.

     The Company's cash and cash equivalents were generated by the sale of its car rental business in 1998, the related sale of real estate property in December 1999, the sale of Company shares in March 1999, and the sale of Company shares in December 2002. The Company expects that the current cash and cash equivalents will be sufficient to meet its forecasted operating cash needs for 2003, which includes the real estate investment described above. However, due to any unforeseen circumstances that could occur outside the Company's control, there can be no assurance that adequate cash flows from Company's present cash position and current activity will be achieved.

     The Company continues to aggressively seek additional potential acquisitions in establishing its future direction. There can be no assurance that it will be able to locate suitable acquisition candidates or make any such acquisitions, or that any acquisitions that are made will be profitable for the Company. Additionally there can be no assurance that the Company's operations will be profitable.

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2002, COMPARED WITH YEAR ENDED DECEMBER 31, 2001.

     The Company reported a net loss of $349,000 during 2002 compared to a net loss of $377,000 in 2001. Oil and gas revenue increased from $293,000 in 2001 to $591,000 in 2002, primarily due to the April 19, 2001 acquisition of SA Oil and from the purchase of working interests in 23 oil and gas properties on June 5, 2002, effective April 1, 2002. Separately, SA Oil properties generated $368,000 and $281,000 in revenue for the years ended December 31, 2002 and December 31, 2001, respectively. The working interests in 23 oil and gas properties, acquired effective April 1, 2002, generated $212,000 in revenue for the year ended December 31, 2002. Properties owned prior to the acquisition of SA Oil and the June 5, 2002 purchase generated $11,000 and $12,000 in revenue for the years ended December 31, 2002 and December 31, 2001, respectively. Rental income reported of $121,000 in 2002 is due to the purchase on December 11, 2002 of the office building. The rental income was prorated for the month of December, from the purchase date of December 11, 2002 to December 31, 2002. The decrease in interest income of $18,000, from $67,000 for the year ended December 31, 2001 to $49,000 for the year ended December 31, 2002 is attributable to reduced interest income of $53,000 earned on lower cash balances as of December 31, 2002 compared to December 31, 2001. This was partially offset by a payment of $31,000 received for final settlement of funds held by an insurance company for future vehicle damage claims, subsequent to the Company's sale of its rental car operations in October of 1998.

     General and administrative expenses increased from $396,000 in 2001 to $450,000 in 2002 due to increased office rent expense in the amount of $44,000, increased professional fees of $26,000 and increased insurance premiums of $22,000. The rental increase is a result of reduced reimbursements received by the Company in 2002 for a sublease of its offices. The increase in professional fees can be attributed to the accounting and legal fees incurred for services relating to the June 5, 2002 purchase of working interests in the 23 oil and gas properties and to the December 11, 2002 purchase of the office building. The increase in insurance expense is due to increased premiums in 2002. The increase in general and administrative expense described above was offset by a reduction of $18,000 in vehicle lease expense incurred in 2001 and by reduced costs of $20,000 in associated overhead in 2002.

     Depreciation, depletion and amortization expense increased from $144,000 in 2001 to $301,000 in 2002 due to additional depletion of $32,000 related to the 87 oil and gas properties, additional depletion and amortization of $81,000 related to the June 5, 2002, purchase of working interests in 23 oil and gas properties and to depreciation of $44,000 recorded for the office building purchased on December 11, 2002. The Property, after being purchased by the Company and the other investors, was immediately conveyed to Scottsdale Thompson Peak, LLC, a newly formed Arizona limited liability company (the "LLC"). The Company owns 80% of the membership interests in, and is the manager of the LLC.

     Oil and gas operations expense increased from $155,000 in 2001 to $198,000 in 2002 due to the additional operating expenses of $10,000 related to the June 5, 2002, purchase of working interests in 23 oil and gas properties and to increased expense of $33,000 incurred for existing properties, primarily due to a full year of operating expenses recorded in 2002 for the 87 oil and gas properties acquired on April 19, 2001. As of December 31, 2001, only nine months of operating expenses were included in oil and gas operations for the 87 oil and gas properties.

     During 2002, the Company received $68,000 from two companies that are partially owned by four of the Company's executives or directors. These receipts were reimbursements for administrative expenses incurred by the Company on behalf of the related parties. These are recorded as a reduction of general and administrative expense for 2002. At December 31, 2002, $16,000 of these reimbursements are included in related party receivables.

     During 2002, the Company received $12,000 from a Company that is partially owned by four of the Company's executives or directors for a month-to-month sublease of the Company's offices. This is recorded as a reduction in rental expense, included in general and administrative expense. At December 31, 2002, all of the sublease payments had been received.

     At December 31, 2002, a note payable of $200,000, due no later than June 30, 2003, bearing an interest rate of 10%, with interest and principal due at maturity, was owed to a majority shareholder of the Company. Also, at December 31, 2002, a note payable of $1,800,000, due December 2, 2004, bearing an interest rate of 10%, with interest due monthly, was owed to the same majority shareholder of the Company. At December 31, 2002, $12,000 of accrued interest on the above-mentioned related party notes payable is included in accrued liabilities.

     At December 31, 2002, a note payable of $903,000, due in September of 2005, bearing an interest rate of 6%, with interest due quarterly, was owed to a minority shareholder of the Company. At December 31, 2002, $5,000 of accrued interest on the note payable is included in accrued liabilities.

OPERATING SEGMENTS

     The Company reports results from three operating segments; Real Estate Activities, Oil and Gas Activities and Other, with Other primarily being general and administrative expense and interest income. Operating revenue is generated from two segments, after the purchase of the office building on December 11, 2002, as described below and in Note 14, Operating Segments. The Company owns working and royalty interests in oil and gas properties that are primarily located in Oklahoma and Texas. The oil and gas is sold to numerous oil refiners and natural gas purchasers with no single entity purchasing 10% of the oil and gas sold. On December 11, 2002, the Company invested in a venture that purchased an office building in Scottsdale, Arizona, that is leased to a single tenant. Although the tenant has entered into a 22 year bondable lease agreement with multiple parties that guarantee payment under terms of the agreement, if the financial condition of the tenant and the other guarantors were to deteriorate and the tenant could not pay rents under the terms of the lease agreement, it would have a material adverse effect on the Company. The Company has also invested in a venture formed to purchase separate real estate property in Scottsdale, Arizona. This property is now being marketed for sale as real estate along with all of the permits that have been obtained to date. No revenue or expense has been reported from this investment.

     REAL ESTATE ACTIVITIES. The Company's real estate assets are held by limited liability companies. On October 6, 2000, the Company through its membership in Triway Land Investors, LLC purchased approximately 10 acres of land in Scottsdale, Arizona for $3,600,000. Original plans called for the development of office buildings for lease or sale. Due to market conditions and vacancy rates in the area, members of Triway have agreed to market the property without substantial improvements. Efforts are currently being made to sell the property, either in parcels or in its entirety.

     On December 11, 2002, the Company through its membership in Scottsdale Thompson Peak, LLC purchased a 157,566 square foot office building that is 100% percent leased by a single tenant for a term of 22 years. Under terms of the office building lease Scottsdale Thompson Peak, LLC is to receive annual rents of $2,096,000, paid in equal monthly installments during the first five years of the lease. In years six, eleven and sixteen of the lease annual rents are escalated by 10% of annual rents paid in the preceding year. All repairs and maintenance, insurance, real estate taxes and utilities are the responsibility of the tenant. The Company owns an 80% interest in Scottsdale Thompson Peak, LLC and is the manager of the LLC.

     The Company has never recognized any income or expense on its investment in Triway Land Investors, LLC and will not do so unless part or all of the property is sold or market conditions warrant an impairment charge. For the partial month of December 2002 that Scottsdale Thompson Peak, LLC owned the office building, the Company reported revenue of $121,000. Depreciation expense for that same period was $44,000 and interest expense reported was $82,000.

     OIL AND GAS ACTIVITIES. Revenues from oil and gas operations increased from $293,000 in 2001 to $591,000 in 2002, and accounted for 78% of the total revenue reported by the Company. The increase was due largely to the April 1, 2002 purchase of 23 oil and gas properties, along with rising prices received for oil and gas sold in the second half of 2002. Depletion, depreciation and amortization expense of $238,000 has been recorded in 2002, compared to $125,000 in 2001. Operating profits from the oil and gas activities were $102,000 in 2002 compared to a net loss of $21,000 in 2001.

     The Company sells its gas in the spot market, which is highly seasonal and volatile. Oil prices will continue to be affected by world markets and conditions. The uncertainty in the Middle East may continue to impact prices.

REAL ESTATE ACTIVITIES

     The Company, along with other investors, completed the purchase of an office building leased by a single tenant located in Scottsdale, Arizona in December 2002 as discussed above. The Property, after being purchased by the Company and the other investors, was immediately conveyed to Scottsdale Thompson Peak, LLC, a newly formed Arizona limited liability company (the "LLC"). The Company owns 80% of the membership interests in, and is the manager of the LLC. The Company intends to continue this use of the building. See "Liquidity and Capital Resources."

     The Company entered into an agreement and made an investment in a limited liability company acquiring real property for office development in Scottsdale, Arizona in October 2000, as discussed above. Triway Land Investors L.L.C. is now offering the property for sale. See "Liquidity and Capital Resources."

OIL AND GAS

     The Company, through it's wholly owned subsidiary, Stratford American Energy Corporation, purchased working interests in 23 oil and gas properties located in Oklahoma and Texas in exchange for $738,000 in cash. The transaction closed on June 5, 2002. The purchase was effective as of April 1, 2002, and therefore, the operating results have been included with the Company's operating results from April 1, 2002. See "Liquidity and Capital Resources."

     The Company acquired SA Oil through a stock exchange transaction in April 2001 as discussed above. SA Oil owns working and/or royalty interests in 87 oil and gas properties located in Oklahoma and Texas. The acquisition has been accounted for as a purchase and, therefore, the results of the business acquired from SA Oil have been included with the Company's operating results from April 19, 2001. See "Liquidity and Capital Resources."

     The Company also owns a nominal interest in four oil and gas wells in Arkansas and Oklahoma that generate insignificant revenues.

CAPITAL REQUIREMENTS

     During the year ended December 31, 2002, the Company made a deposit of $900,000 towards the purchase of real property along with other investors. The purchase closed on December 11, 2002. The Property, after being purchased by the Company and the other investors, was immediately conveyed to Scottsdale Thompson Peak, LLC, a newly formed Arizona limited liability company (the "LLC"). The Company owns 80% of the membership interests in, and is the manager of the LLC. At close of escrow, the Company was credited with $700,000 of the escrow deposit. A deposit of $200,000 is being held by Allianz Life Insurance Company pending a final inspection of the construction, on March 31, 2003 and is recorded to other receivables at December 31, 2002. The funds for the escrow deposit came from Company cash of $250,000 and a loan of $650,000 from a shareholder, due on June 30, 2003, bearing an interest rate of 10%. The loan is secured by the Company's interest in Triway Land Investors, LLC. The Company sold 2,000,000 shares of the Company's common stock in December 2002, for $500,000. With the release of $700,000 of the escrow deposit and $500,000 from the sale of the Company's common stock, the Company made a capital contribution of $750,000 to Scottsdale Thompson Peak, LLC and a payment of $450,000 on the principal of the above described note due to the shareholder. When the deposit of $200,000 is released to the Company by Allianz, the proceeds will be used to repay this related party note in full. See "Liquidity and Capital Resources."

     Other than the events described, the Company does not have any material plans for future capital expenditures at the present time.

IMPACT OF INFLATION

     Inflation has not had a significant impact on the Company's results of operations.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Certain statements contained in this report, including statements containing the words "believes," "anticipates," "intends," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to the safe harbors created thereby. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause the actual results to be materially different from the forward-looking statements. Such factors include, among others, the following: the risk that Triway may not be able to sell the land as presently scheduled and the risk that the Company's investment in Triway may not be profitable; the risk that the working interests in 23 oil and gas properties and the operations of SA Oil & Gas Corporation may not be profitable; the risk that the Company will continue to recognize losses from operations unless and until the Company is able to make profitable acquisitions; the risk that all of the foregoing factors or other factors could cause fluctuations in the Company's operating results and the price of the Company's common stock; the risk that the investment by the Company in Scottsdale Thompson Peak, LLC may not be profitable; and other risks detailed in this report and from time to time in the Company's other filings with the Securities and Exchange Commission. Given these uncertainties, readers should not place undue reliance on such forward-looking statements.

RECENT ACCOUNTING PRONOUNCEMENTS

     In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES. Interpretation 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The recognition and measurement provisions of Interpretation 46 are effective for newly created variable interest entities formed after January 31, 2003, and for existing variable interest entities, on the first interim or annual reporting period beginning after June 15, 2002. The Company will adopt the provisions of Interpretation 46 for existing variable interest entities on July 1, 2003, which is not expected to have a material effect on the Company's financial statements.

     In December 2002, the Financial Accounting Standards Board issued Statement No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE, an amendment to FASB Statement 123. Statement 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirements of Statement 123," ACCOUNTING FOR STOCK-BASED COMPENSATION," to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure provisions of Statement 148 effective December 31, 2002.

     In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS. Interpretation 45 describes the disclosures to be made by a guarantor in interim and annual financial statements about obligations under certain guarantees the guarantor has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of Interpretation 45 are applicable on a prospective basis to guarantees issued or modified after December 15, 2002. While the Company has various indemnity obligations included in contracts entered into in the normal course of business, these obligations are primarily in the form of indemnities that could result in immaterial increases of future costs, but do not represent significant commitments or contingent liabilities of the indebtedness of others. As a result, the Company does not expect Interpretation 45 to have a material effect on its financial condition or results of operations. The Company adopted the disclosure provisions of Interpretation 45 effective December 31, 2002.

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

     In April 2002, the Financial Accounting Standards Board issued FASB Statement No.145, RESCISSION OF Statement No. 4, 44 AND 64, AMENDMENT OF Statement No. 13, AND TECHNICAL CORRECTIONS. Statement No. 145 will rescind Statement No. 4 which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result of Statement No. 145, the criteria in APB Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS, REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS will now be used to classify those gains and losses. Statement No. 64 amended Statement No. 4, and is no longer necessary because Statement No. 4 has been rescinded. The provisions of Statement No. 145 are effective for fiscal years beginning after May 15, 2002. The Company adopted Statement No. 145 upon issuance and the Company determined that there was no effect on the Company's financial statements.

     On October 3, 2001, the Financial Accounting Standards Board issued Statement No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement No. 144 supersedes Statement No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, it retains many of the fundamental provisions of that Statement.

     Statement No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS - REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURING EVENTS AND TRANSACTIONS, for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. By broadening the presentation of discontinued operations to include more disposal transactions, the FASB has enhanced management's ability to provide information that helps financial statement users to assess the effects of a disposal transaction on the ongoing operations of an entity. Statement No. 144 is effective for fiscal years beginning after December 15, 2001. The Company has adopted the provisions of Statement No. 144 effective January 1, 2002. Management has determined that there was no impact with the adoption of this statement.

     In June 2001, the Financial Accounting Standards Board issued Statement No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset. Statement No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement.

     The Company is required and plans to adopt the provisions of Statement No. 143 for the quarter ending March 31, 2003. To accomplish this, the Company must identify all legal obligations for asset retirement obligations, if any, and determine the fair value of these obligations on the date of adoption. The Company believes there will be no cost associated with asset retirement obligations, therefore, there is no fair value assigned for the liability of asset retirement obligations.

     In July 2001, the Financial Accounting Standards Board issued Statement No. 141, BUSINESS COMBINATIONS and Statement No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Upon its initial adoption, Statement No. 142 eliminated the amortization of all existing and newly acquired goodwill on a prospective basis and requires companies to assess goodwill impairment, at least annually, based on the fair value of the reporting unit.

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

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  Index                                                     Page
                  -----                                                     ----

Stratford American Corporation and Subsidiaries Consolidated
  Financial Statements

         Independent Auditors' Report                                         15

         Consolidated Balance Sheet at December 31, 2002                      16

         Consolidated Statements of Operations for the years ended
         December 31, 2002 and 2001                                           17

         Consolidated Statements of Shareholders' Equity
         for the years ended December 31, 2002 and 2001                       18

         Consolidated Statements of Cash Flows for the years ended
         December 31, 2002 and 2001                                           19

         Notes to Consolidated Financial Statements                           20

Certain schedules are omitted as the required information is inapplicable or not present in amounts sufficient to require submission of the schedule, or because the required information is presented in the consolidated financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Stratford American Corporation:


We have audited the accompanying consolidated balance sheet of Stratford American Corporation and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stratford American Corporation and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

                                            KPMG LLP


Phoenix, Arizona
March 14, 2003

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2002

                                     ASSETS

Cash and cash equivalents                                          $    155,000
Receivables:
  Oil and gas                                                           131,000
  Mortgage                                                               33,000
  Related party                                                          16,000
  Other                                                                 201,000
Investment in LLC                                                       564,000
Oil and gas interests, net                                            1,401,000
Real estate investments, net                                         25,100,000
Loan fees, net                                                          338,000
Other assets                                                            150,000
                                                                   ------------

                                                                   $ 28,089,000
                                                                   ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                                                   $    115,000
Notes payable and other debt                                         25,436,000
Accrued liabilities                                                     129,000
                                                                   ------------

         Total liabilities                                           25,680,000

Minority interest in consolidated subsidiary                            185,000


Shareholders' equity
  Nonredeemable preferred stock, par value, $.01 per share;
    authorized 50,000,000 shares, none issued
  Common stock, par value $.01 per share; authorized 100,000,000
    shares; issued and outstanding 10,078,105 shares                    101,000
  Additional paid-in capital                                         28,204,000
  Accumulated deficit                                               (26,070,000)
  Treasury stock, 1,967 shares at cost                                  (11,000)
                                                                   ------------

                                                                      2,224,000
                                                                   ------------

                                                                   $ 28,089,000
                                                                   ============

          See accompanying notes to consolidated financial statements.

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                        2002            2001
                                                    -----------     -----------
REVENUES:

  Oil and gas revenues                              $   591,000     $   293,000
  Property rental income                                121,000               0
  Interest and other income                              49,000          67,000
                                                    -----------     -----------
                                                        761,000         360,000

EXPENSES:

  General and administrative                            450,000         396,000
  Depreciation, depletion and amortization              301,000         144,000
  Oil and gas operations                                198,000         155,000
  Property rental operations                              4,000               0
  Interest                                              155,000          42,000
                                                    -----------     -----------
                                                      1,108,000         737,000
                                                    -----------     -----------

Net loss before minority interest and income taxes     (347,000)       (377,000)

Minority interest share of net loss                       2,000               0
                                                    -----------     -----------

Net loss before income taxes                           (345,000)       (377,000)

Income tax expense                                        4,000               0
                                                    -----------     -----------
Net loss                                            $  (349,000)    $  (377,000)
                                                    ===========     ===========

Basic and diluted net loss per share                $     (0.05)    $     (0.05)
                                                    ===========     ===========

          See accompanying notes to consolidated financial statements.

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

                                 Common Stock          Additional                       Treasury Stock         Total
                           -----------------------       Paid-In       Accumulated    ------------------   Shareholders'
                             Shares        Amount        Capital         Deficit      Shares    Amount        Equity
                           ----------    ---------    ------------    ------------    ------   ---------    -----------
Balance,
  December 31, 2000         6,385,820    $  64,000    $ 27,334,000    $(25,344,000)    1,967     (11,000)   $ 2,043,000
  Common stock issued         755,948        8,000         204,000                                              212,000
  Common stock cancelled     (263,663)      (3,000)        (42,000)        (45,000)
  Net loss                                                                (377,000)                            (377,000)
                           ----------    ---------    ------------    ------------    ------   ---------    -----------

Balance,
  December 31, 2001         6,878,105       69,000      27,496,000     (25,721,000)    1,967     (11,000)     1,833,000
  Common stock issued       3,200,000       32,000         708,000                                              740,000
  Net loss                                                                (349,000)                            (349,000)
                           ----------    ---------    ------------    ------------    ------   ---------    -----------

Balance,
  December 31, 2002        10,078,105    $ 101,000    $ 28,204,000    $(26,070,000)    1,967   $ (11,000)   $ 2,224,000
                           ==========    =========    ============    ============    ======   =========    ===========

           See accompanying notes to consolidated financial statements

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                                    2002            2001
                                                                                ------------    ------------
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:
  Net loss                                                                      $   (349,000)   $   (377,000)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Minority interest loss                                                           (2,000)              0
     Depreciation, depletion and amortization                                        301,000         144,000
     Amortization of deferred loan fees                                                2,000               0

  Changes in assets and liabilities:
     Decrease (increase) in accounts, mortgage and other receivables                (275,000)         27,000
     Increase in other assets                                                        (15,000)        (51,000)
     Increase (decrease) in accounts payable                                          60,000          (4,000)
     Increase in accrued liabilities                                                  74,000          23,000
                                                                                ------------    ------------

NET CASH USED IN OPERATING ACTIVITIES                                               (204,000)       (238,000)
                                                                                ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Investment in LLC                                                               (14,000)        (32,000)
     Purchase of real estate property                                            (25,244,000)              0
     Purchase of oil and gas interests                                              (738,000)              0
     Acquisition of SA Oil & Gas Corporation, net of cash acquired                         0          72,000
     Purchases of property and equipment                                             (32,000)        (52,000)
     Proceeds from minority interest                                                 187,000               0
                                                                                ------------    ------------

NET CASH USED IN INVESTING ACTIVITES                                             (25,841,000)        (12,000)
                                                                                ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from real estate financing                                          24,950,000               0
     Proceeds from issuance of common stock                                          500,000               0
     Repurchase of common stock                                                            0         (45,000)
     Payments on notes payable and other debt                                       (453,000)        (12,000)
                                                                                ------------    ------------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                               24,997,000         (57,000)
                                                                                ------------    ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                         (1,048,000)       (307,000)

CASH AND CASH EQUIVALENTS, beginning of period                                     1,203,000       1,510,000
                                                                                ------------    ------------

CASH AND CASH EQUIVALENTS, end of period                                        $    155,000    $  1,203,000
                                                                                ============    ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid during the period                                               $     83,000    $     38,000
                                                                                ============    ============
  Taxes paid during the period                                                  $      6,000    $      1,000
                                                                                ============    ============
Acquisition of assets and liabilities through issuance of common stock:
  Accounts receivable                                                           $          0    $     82,000
                                                                                ============    ============
  Oil and gas interests                                                         $          0    $    976,000
                                                                                ============    ============
  Accounts payable                                                              $          0    $     15,000
                                                                                ============    ============
  Note payable                                                                  $          0    $    903,000
                                                                                ============    ============
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Non-cash investment in LLC                                                    $     18,000    $          0
                                                                                ============    ============
  Non-cash issuance of common stock for loan guarantees                         $    240,000    $          0
                                                                                ============    ============

          See accompanying notes to consolidated financial statements.

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE 1 - NATURE OF BUSINESS

     Stratford American Corporation (the "Company") is engaged in the businesses of the ownership of real estate and natural resource exploration and development. The Company has no other significant operations.

ESTIMATES

     The Consolidated Balance Sheet and Statement of Operations have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to investments, oil and gas interests and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

INVESTMENTS

     The Company recorded a $750,000 investment for an 80% controlling financial interest in the Scottsdale Thompson Peak, L.L.C. agreement related to the purchase of real estate property in 2002.

     The Company recorded a $500,000 investment for the Triway Land Investors, L.L.C. ("Triway") agreement related to real estate property development in 2000. In September 2001, the Company contributed an additional $32,000 to Triway. In April 2002 and January 2003, the Company contributed an additional $14,000 and $18,000, respectively, to Triway. (See Note 3 below.)

REVENUE RECOGNITION

     The Company uses the sales method of accounting for crude oil revenues and for natural gas reserves. Under this method, revenues are recognized based on actual volumes of oil and gas sold to the purchasers. The Company recognizes revenue in the month that the revenue is due for the real estate rental revenue.

CONCENTRATION OF CREDIT RISK

     Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of unsecured accounts receivable from crude oil and natural gas purchases and the potential that the single tenant of the building owned by the Company may not be able to pay rents as agreed upon in the bondable lease agreement.

PROPERTY AND EQUIPMENT

     OIL AND GAS PROPERTIES: The Company utilizes the successful efforts method of accounting for its oil and gas properties as promulgated by Statement of Financial Accounting Standards No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies." Under this method all costs associated with productive wells and nonproductive developments wells are capitalized while nonproductive exploration costs are expensed. Capitalized costs relating to proved properties are depleted using the straight-line method over a period of five to seven years.

     Capitalized costs of individual properties abandoned or retired are charged to accumulated depletion, depreciation and amortization. Proceeds from sales of individual properties are credited to property costs. No gain or loss is recognized until the entire amortization base is sold or abandoned.

IMPAIRMENT OF LONG-LIVED ASSETS

     SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 also changes the criteria for classifying an asset as held for sale; and broadens the scope of businesses to be disposed of that quality for reporting as discontinued operations and changes the timing of recognizing losses on such operations. The Company adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not affect the Company's financial statements.

     In accordance with SFAS No. 144, long-lived assets, such as property, plant and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

     Prior to the adoption of SFAS No. 144, the Company accounted for long-lived assets in accordance with SFAS No. 121, ACCOUNTING FOR IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF.

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

NET LOSS PER COMMON SHARE

     The Company calculated basic and diluted net loss per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128 "EARNINGS PER SHARE." Basic net loss per share is computed using the weighted-average number of common shares outstanding during each period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income of the Company. In calculating diluted net loss per share for 2002 and 2001, respectively, 480,000 and 480,000 dilutive securities equivalents consisting of stock options have been excluded because their inclusion would have been antidilutive.

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

     In December 2002, the Financial Accounting Standards Board issued Statement No. 148, "ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE, an amendment to FASB Statement 123." Statement 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirements of Statement 123," ACCOUNTING FOR STOCK-BASED COMPENSATION," to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

     Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's pro forma net loss would have been:

                                                YEARS ENDED DECEMBER 31,
                                              ----------------------------
                                                 2002             2001
                                              -----------      -----------
     Net loss:
       As reported                            $  (349,000)     $  (377,000)
                                              ===========      ===========

     Pro forma                                $  (349,000)     $  (377,000)
                                              ===========      ===========

     Diluted loss per share:
       As reported                            $     (0.05)     $     (0.05)
                                              ===========      ===========
     Pro forma                                $     (0.05)     $     (0.05)
                                              ===========      ===========

RECLASSIFICATIONS

     Certain reclassifications have been made to the prior year's consolidated financial statement amounts to conform to the current year presentation.

NOTE 3 - REAL ESTATE INVESTMENTS

     On December 11, 2002, the Company, along with other investors, completed the purchase of an office building leased by a single tenant located at 20225 North Scottsdale Road, Scottsdale, Arizona (the "Property") for $25,484,000, which reflects the purchase price and closing costs incurred. The Company intends to continue this use of the building. The purchase was pursuant to the Purchase and Sale Agreement, dated July 17, 2002, by and between Opus West Corporation, a Minnesota corporation, and the Company (the "Purchase and Sale Agreement"). The Property, after being purchased by the Company and the other investors, was immediately conveyed to Scottsdale Thompson Peak, LLC, a newly formed Arizona limited liability company (the "LLC"). The Company owns 80% of the membership interests in, and is the manager of, the LLC. The Company contributed $750,000 in cash and its 80% undivided interest in the Property in return for its 80% membership interest in the LLC, and other investors contributed $187,500 in cash and their 20% undivided interest in the Property in return for the remaining 20% of the membership interests in the LLC.

     The Company's cash contribution of $750,000 came from company cash of $250,000 and the proceeds of the sale by the Company of 2,000,000 shares of Company common stock for $500,000. The LLC funded the purchase of the Real Property through a combination of the cash contributions described above and loans obtained by the LLC in the aggregate amount of $24,300,000. The $20,000,000 loan is financed with a 5.9% interest rate, 22 year straight-line amortization note and is guaranteed by JDMD Investments, LLC, a major shareholder of the Company, as described in the Guarantee Agreement dated December 11, 2002 and described below. The $2,500,000 loan is financed with a 6% interest rate, interest only note, for a period of two years, due December 11, 2004, and is guaranteed 50% by JDMD Investments, LLC, a major shareholder of the Company, and 50% by Diamond Ventures, Inc. The $1,800,000 loan is financed with a 10% interest rate note, interest only, for a period of two years, due December 2, 2004. The Company also issued a total of 1,200,000 shares of its common stock to JDMD Investments, LLC, a major shareholder of the Company, for its agreement to guarantee payment of certain exceptions or carve outs on the first mortgage, the guarantee of 50% of a $2,500,000 million bank loan, the assignment of all its interests in finding and negotiating the purchase of the Property, and the mortgage loan and other financing involved.

     The consolidated financial statements include the accounts of the Company and 100% of its subsidiaries. All significant intercompany accounts and transactions have been eliminated. Minority interest expense is recorded for the 20% minority interest held by outside investors in Scottsdale Thompson Peak, L.L.C.

     The Company records depreciation expense on a straight-line basis over the expected life of the building. The expected life of the building is forty years. The Company recorded an asset of $25,484,000 for the office building, land and associated closing costs. Depreciation in the amount of $44,000 and amortization of loan fees of $2,000 has been recorded, leaving a net asset of $25,438,000.

     Had the purchase been completed as of January 1, 2001, the Company would have reported the following:

                                            For the Year Ended December 31,
                                            -------------------------------
                                                      (Unaudited)
                                                 2002              2001
                                             -----------       -----------
     Total revenue                           $ 2,737,000       $ 2,456,000
     Net loss                                $  (276,000)      $  (334,000)
     Net loss per share                      $      (.03)      $      (.03)
     Pro Forma weighted
       average shares outstanding             10,078,105        10,110,867

     On October 26, 2000, the Company through its membership in Triway, a limited liability company with two additional members, entered into an operating agreement to acquire real property in Scottsdale, Arizona. The acquisition price of the real property acquired by Triway, approximately 10 acres, was $3,600,000. As a result, the Company made a $500,000 equity investment in Triway. According to the operating agreement, the Company and a majority interest member of Triway may be required to make additional contributions up to a proportionate specified amount. On September 20, 2001, the Company contributed an additional $32,000 equity investment, proportionately, in accordance with the terms of the operating agreement. On April 10, 2002, the Company contributed an additional $14,000 equity investment, proportionately, in accordance with the terms of the operating agreement. On October 31, 2002, Triway made a capital call requiring the Company to contribute an additional $18,000 equity investment, proportionately, in accordance with the terms of the operating agreement. The capital call was recorded to accounts payable at December 31, 2002 and paid subsequent to year-end. The Company may still be required to contribute up to an additional $148,000, proportionately, at a future date as specified by the operating agreement. From any distributions made by Triway, the Company is to receive a priority payout of all capital contributed to Triway, plus an amount required for the Company to receive a 9% per year rate of return through the date all permits related to the proposed office development by Triway are issued, and a 10% rate of return from the time all permits related to the proposed office development by Triway are issued until all capital contributions are returned. After all capital and priority returns have been distributed, the managing member of Triway is to receive a distribution equal to 42.86% of amounts previously distributed. The Company will then share in 17.5% of the results from the total project. The Company is accounting for the Triway investment under the cost method. The property is currently being marketed for sale as real estate along with all permits that have been obtained to date.

NOTE 4 - OIL AND GAS ACTIVITIES

     On June 5, 2002, the Company, through its wholly owned subsidiary Stratford American Energy Corporation, purchased working interests in 23 oil and gas properties located in Oklahoma and Texas, effective April 1, 2002. The purchase price was $738,000. The purchase price included oil and gas interests of $687,000 and acquisition costs of $51,000 paid at closing. Additional intangible development costs of $7,000 were incurred in 2002 for a treatment to enhance the production of one of the producing properties. Additional acquisition costs of $17,000, relating to the purchase were incurred. At December 31, 2002, $7,000 of these additional acquisition costs remain in accounts payable. The total acquisition costs of $68,000 are being amortized equally over a seven-year period. For the year ended December 31, 2002, the Company recorded $7,000 in amortization, leaving net acquisition costs of $61,000 on the books of the Company at December 31, 2002. Depletion and amortization expense of $74,000 was recorded in 2002, leaving a net asset of $620,000 on the books of the Company at December 31, 2002. Revenue of $212,000 was recognized in 2002 for the working interests. In addition to the working interest in the properties acquired, the Company agreed to participate on a proportionate basis in the drilling of a development well on one of the properties acquired. Drilling costs of $12,000 for the development well were pre-paid at closing and are included in the oil and gas interests at December 31, 2002. This well is now completed and is a producing property.

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

     Oil and gas interests were recorded as $938,000 on the books of the Company and are being depleted equally over a seven-year period, which is the estimated life of the wells. The Company recorded depletion expense of $134,000 and $101,000, respectively, for the twelve month periods ended December 31, 2002 and 2001, leaving a net asset on the books of the Company of $703,000 at December 31, 2002. In addition, equipment acquired in the transaction totaled $38,000. This equipment is being depreciated equally over a five-year period. In 2001, an additional $52,000 net, of equipment and intangible development costs were capitalized and depreciation and amortization of $17,000 was recorded, leaving a net asset of $73,000 on the books of the Company at December 31, 2001. In 2002, $7,000 of equipment and intangible development costs were capitalized and depreciation and amortization of $15,000 was recorded, leaving a net asset of $65,000 in equipment and intangible development costs on the books of the Company at December 31, 2002.

     The intangible development costs and equipment costs incurred during 2001 and 2002 were primarily for drilling development wells within existing leases the Company participates in. The new equipment costs were for production equipment on these new wells.

     Stratford American Resource Corporation originally paid $38,000 for a nominal working interest in four oil and gas wells. Depletion recorded to date is $25,000, leaving a net asset of $13,000.

     Total net assets relating to the oil and gas properties at December 31, 2002, are $1,401,000.

NOTE 5 - MORTGAGE RECEIVABLE

     The mortgage receivable, secured by a second deed of trust on residential property, bears interest at 10.5% per annum. Total principal and interest payments are amortized over the 30-year life of the mortgage and are payable in equal monthly installments. The principal payments to be received on the mortgage receivable are as follows:

              Year ending December 31:
              2003                               $ 5,000
              2004                                 6,000
              2005                                 6,000
              2006                                 7,000
              2007                                 8,000
              Thereafter                           1,000
                                                 -------
                                                 $33,000
                                                 =======

NOTE 6- NOTES PAYABLE AND OTHER DEBT

     Notes payable and other debt consist of the following as of December 31, 2002:

     Note payable to Avionholding, SPA, due September 1, 2005,
       interest due quarterly at 6%                                  $   903,000

     Note payable to Allianz Life Insurance Company, due
       November 15, 2024, principal and interest due
       monthly at 5.9%, collateralized by the Deed of Trust,
       Assignment of Rents and Security Agreement                     20,000,000

     Note payable to Woodforest National Bank, due
       December 11, 2004, interest due monthly at 6%                   2,500,000

     Note payable to Southwest Holdings, LTD, due
       December 2, 2004, interest due monthly at 10%                   1,800,000

     Note payable to Southwest Holdings, LTD, principal and
       Accrued interest due June 30, 2003, interest at 10%,
       collateralized by the Company's investment in Triway              200,000

     Other, interest at 10.5%, matures July 1, 2010                       33,000
                                                                     -----------
                                                                     $25,436,000
                                                                     ===========

     Principal payments on notes payable and other debt loan provisions in effect as outlined above, are as follows:

               Year ending December 31:
               2003                              $    665,000
               2004                                 4,793,000
               2005                                 1,426,000
               2006                                   555,000
               2007                                   589,000
               Thereafter                          17,408,000
                                                 ------------
                                                 $ 25,436,000
                                                 ============

NOTE 7 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

     The terms of the Company's notes payable and other debt approximate the terms in the marketplace at which it could be replaced. Therefore, the fair value approximates the carrying value of the financial instrument.

LIMITATIONS:

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

     Since the fair value is estimated as of December 31, 2002, the amounts that will actually be realized or paid at settlement or maturity of instruments could be significantly different.

NOTE 8 - STOCK OPTION PLAN

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

     In January 2000, the Board granted stock options to certain directors to purchase 190,000 shares of common stock. The 2000 options are exercisable at $1.25 per share, fully vested at grant date, and expire January 2005. In November 2001, 100,000 options granted to certain directors in 1998 expired. The Board extended these options with an exercise price of $0.50 for a period of 2 years with a new expiration date of November 2003. The fair value on the extension date was less than the exercise price; therefore, no compensation expense was recorded. In October 2002, 50,000 options granted to a consultant for services performed in 1999 expired. The Board extended these options with an exercise price of $.79 for a period of 2 years with a new expiration date of October 2004. The options were fully vested at grant date and were valued at $15,000 and charged to compensation expense in 1999. Immediately prior to the extension being granted, the fair value of these options was zero. The fair value at the extension date was less than the exercise price; therefore, no compensation expense was recorded in 2002.

     The per share weighted-average fair value of stock options granted for the period ended December 31, 2001 was $0.28, based upon the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for 2000: expected dividend yield 0%, expected volatility of 3%, risk free interest rate of 5.2% and an expected life of 5 years. No new options were granted in 2002, and the fair value of options extended in 2002 was less than the exercise price, therefore, the options extended had no value.

     At December 31, 2002, the range of exercise prices and weighted average remaining on contractual life of options was $.50 - $1.25 and 2.5 years, respectively.

                                                       WEIGHTED AVERAGE EXERCISE
                                           NUMBER           PRICE PER SHARE
                                           ------           ---------------
     Outstanding, December 31, 2000       480,000               $  0.92
       Granted                                  0                     0
       Canceled                                 0                     0
       Exercised                                0                     0
                                          -------               -------
     Outstanding, December 31, 2001       480,000               $  0.92
                                          =======               =======

       Granted                                  0                     0
       Canceled                                 0                     0
       Exercised                                0                     0
                                          -------               -------
     Outstanding, December 31, 2002       480,000               $  0.92
                                          =======               =======

     The following table summarizes information about the stock options outstanding at December 31, 2002:

                                    WEIGHTED
                                    AVERAGE       WEIGHTED                     WEIGHTED
                                   REMAINING      AVERAGE                      AVERAGE
   RANGE OF         OPTIONS       CONTRACTUAL     EXERCISE        OPTIONS      EXERCISE
EXERCISE PRICE    OUTSTANDING        LIFE          PRICE        EXERCISABLE     PRICE
--------------    -----------        ----          -----        -----------     -----
$        0.50       100,000             .9        $  0.50         100,000       $  0.50
$0.79 - $0.80       190,000            1.8           0.80         190,000          0.80
$        1.25       190,000            2.0           1.25         190,000          1.25
                    -------        -------        -------         -------       -------
$0.50 - $1.25       480,000            1.6        $  0.92         480,000       $  0.92
                    =======        =======        =======         =======       =======

NOTE 9 - SHAREHOLDERS' EQUITY

     On April 19, 2001, the Company purchased 100 percent of the capital stock of SA Oil from the shareholders of SA Oil, in exchange for 755,948 shares of common stock in the Company. SA Oil owns working interests and/or royalty interests in 87 oil and gas properties located in Oklahoma and Texas.

     On December 21, 2001, the Company repurchased 263,663 shares of the Company's common stock at the market price of $0.17 per share. These shares were subsequently cancelled.

     On December 12, 2002, the Company issued 1,800,000 shares of its common stock to the DRD-97 Trust in exchange for $450,000 in cash and issued 200,000 shares of its common stock to David Goldstein for $50,000 in cash. The shares were valued at $0.25 per share.

     On December 12, 2002, the Company issued 1,200,000 shares of common stock in the Company to JDMD Investments, L.L.C., a related party, valued at $0.20 per share, in exchange for its agreement to guarantee payment of certain exceptions or carve outs on the first mortgage, the guarantee of 50% of a $2,500,000 bank loan, the assignment of all its interests in finding and negotiating the purchase of the Property, and the mortgage loan and other financing involved.

NOTE 10 - INCOME TAXES

     Income taxes from continuing operations totaled $4,000 for the year ended December 31, 2002. A reconciliation of the provision for income taxes on income from continuing operations and the amount that would be computed using the statutory federal income tax rate for the year ended December 31, 2002 was as follows:

                                                     2002
                                                  ----------
     Computed income taxes at statutory
       federal income rate of 34%                 $ (117,000)       34.00%

     State income taxes, net of federal effect         2,000        -0.58%

     Change in federal valuation allowance           133,000       -38.55%

     Other                                           (14,000)        4.06%
                                                  ----------     --------
                                                  $    4,000        -1.07%
                                                  ==========     ========

     The provision for income taxes on income from continuing operations for the year ended December 31, 2002 consisted of the following:

                                         CURRENT      DEFERRED      TOTAL
                                         --------     --------     --------
     Federal                             $      0     $      0     $      0
     State                                  4,000            0        4,000
                                         --------     --------     --------
                                         $  4,000     $      0     $  4,000
                                         ========     ========     ========

     The following carryforwards are available at December 31, 2002, to offset future taxable income and income taxes as follows:

                                              Year Expires         Amount
                                              ------------         ------

     Net operating loss                         2003-2022        $9,761,000
     General business credit                      2019                5,000
     Alternative minimum tax credit                                  78,000

     If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of the carryforwards which can be utilized, which could potentially impair the ability to utilize the full amount of the carry forward.

     Deferred income tax assets (liabilities) included in the Consolidated Balance Sheet at December 31, 2002 consisted of the following:

     Deferred tax asset:
     Allowance for mining interest impairment                   $   368,000
     Net operating loss carryforwards and federal tax credits     3,445,000
     Differences in depreciation and depletion                      128,000
                                                                -----------
     Total deferred tax assets before valuation allowance         3,941,000

     Valuation allowance                                          3,921,000
                                                                -----------
     Net deferred tax asset                                          20,000

     Deferred tax liability:
     Investment in partnership                                      (20,000)
                                                                -----------

     Net deferred taxes                                         $         0
                                                                ===========

     The valuation allowance for the deferred tax assets as of January 1, 2002 was $3,830,000. The net change in the total valuation allowance for the year ended December 31, 2002 was an increase of $91,000.

NOTE 11 - OPERATING LEASE COMMITMENTS

     The aggregate future minimum lease commitments under a non-cancelable operating lease for the Stratford American Corporation corporate offices are as follows:

     Year ending December 31:
     2003                                     $117,000
     2004                                     $ 88,000

     The Company has no options for renewal under the current lease.

     Total rental expense was $105,000 in 2002 and $61,000 in 2001. Rental expense for each of the two years was reduced by income received from subleases.

NOTE 12 - RELATED PARTY TRANSACTIONS

     During 2002, the Company received $68,000 from two companies that are partially owned by four of the Company's executives or directors. These receipts were reimbursements for administrative expenses incurred by the Company on behalf of the related parties. These are recorded as a reduction of general and administrative expense for 2002. At December 31, 2002, $16,000 of these reimbursements is included in related party receivables.

     During 2002, the Company received $12,000 from a Company that is partially owned by four of the Company's executives or directors for a month-to-month sublease of the Company's offices. This is recorded as a reduction in rental expense, included in general and administrative expense. At December 31, 2002, all of the sublease payments had been received.

     At December 31, 2002, a note payable of $1,800,000, due in December 2004, bearing an interest rate of 10%, with interest due monthly, was owed to a major shareholder of the Company. At December 31, 2002, $10,000 of accrued interest on the note payable is included in accrued liabilities.

     At December 31, 2002, a note payable of $200,000, due in June 2003, bearing an interest rate of 10%, with principal and all accrued interest due at maturity, was owed to a major shareholder of the Company. At December 31, 2002, $1,000 of accrued interest on the note payable is included in accrued liabilities.

     At December 31, 2002, a note payable of $903,000, due in September 2005, bearing an interest rate of 6%, with interest due quarterly, was owed to a minority shareholder of the Company. At December 31, 2002, $5,000 of accrued interest on the note payable is included in accrued liabilities.

     During 2002, the Company issued 1,800,000 shares of its common stock to the DRD-97 Trust in exchange for $450,000 in cash and issued 200,000 shares of its common stock to David Goldstein for $50,000 in cash. The shares were valued at $0.25 per share.

     During 2002, the Company issued 1,200,000 shares of its common stock to JDMD Investments, L.L.C., a major shareholder of the Company, valued at $0.20 per share, for its agreement to guarantee payment of certain exceptions or carve outs on the first mortgage, the guarantee of 50% of a $2,500,000 bank loan, the assignment of all its interests in finding and negotiating the purchase of the Property, and the mortgage loan and other financing involved. The $240,000 is recorded as a loan fee and is being amortized monthly, pro-rata over the life of the loans. At December 31, 2002, the net book value of the loan fee was $238,000.

NOTE 13 - NET INCOME PER SHARE

The computation of basic and diluted net loss per share follows:

                                                           Years Ended December 31,
                                                         ----------------------------
                                                             2002             2001
                                                         -----------      -----------
Net loss                                                 $  (349,000)     $  (377,000)
                                                         ===========      ===========

Weighted average common shares outstanding - basic         7,053,447        6,910,867
                                                         ===========      ===========

Net loss per share - basic                               $     (0.05)     $     (0.05)
                                                         ===========      ===========

Weighted average common shares outstanding - basic         7,053,447        6,910,867
  Effect of dilutive securities - stock options                    0                0
                                                         -----------      -----------

Weighted average common shares outstanding - diluted       7,053,447        6,910,867
                                                         ===========      ===========

Net loss per share - diluted                             $     (0.05)     $     (0.05)
                                                         ===========      ===========
Stock options not included in diluted loss per share
  since antidilutive                                         480,000          480,000
                                                         ===========      ===========

NOTE 14 - OPERATING SEGMENTS

     Revenue is now generated from two operating segments after the purchase of the office building on December 11, 2002, as described below. The Company owns working and royalty interests in oil and gas properties that are primarily located in Oklahoma and Texas. The oil and gas is sold to numerous oil refiners and natural gas purchasers with no single entity purchasing 10% of the oil and gas sold. On December 11, 2002, the Company invested in a venture that purchased an office building in Scottsdale, Arizona that is leased to a single tenant. Although the tenant has entered into a 22 year bondable lease agreement with multiple parties that guarantee payment under terms of the agreement, if the financial condition of the tenant and the other guarantors were to deteriorate and the tenant could not pay rents under the terms of the lease agreement, it would have a material adverse effect on the Company. The Company has also invested in a venture formed to purchase separate real estate property in Scottsdale, Arizona. This property is now being marketed for sale as real estate along with all of the permits that have been obtained to date. No revenue or expense has been reported from this investment.

     The following summarizes information about the Company's operations by operating segments for the years ended December 31, 2002 and 2001:

                                 OIL & GAS         REAL ESTATE          OTHER              TOTAL
                                ------------      ------------       ------------       ------------
DECEMBER 31, 2002
-----------------
Total revenue                   $    591,000      $    121,000       $     49,000       $    761,000

Operating profit (loss)              102,000            (8,000)          (439,000)          (345,000)

Identifiable assets                1,675,000        25,479,000            935,000         28,089,000

Depreciation, depletion and
  amortization expense               238,000            44,000             19,000            301,000

Interest expense                      54,000            82,000             19,000            155,000

Interest income                            0                 0             14,000             14,000

Income tax expense                     4,000                 0                  0              4,000

Expenditures for additions
  (long lived assets)                753,000        25,244,000             17,000         26,014,000

                                 OIL & GAS         REAL ESTATE          OTHER              TOTAL
                                ------------      ------------       ------------       ------------
DECEMBER 31, 2001
-----------------
Total revenue                        293,000                 0             67,000            360,000

Operating profit (loss)              (21,000)                0           (356,000)          (377,000)

Identifiable assets                1,102,000                 0          1,762,000          2,864,000

Depreciation, depletion and
  amortization expense               125,000                 0             19,000            144,000

Interest expense                      38,000                 0              4,000             42,000

Interest income                        4,000                 0             63,000             67,000

Expenditures for additions
  (long lived assets)                 52,000                 0                  0             52,000

NOTE 15 - COMMITMENTS AND CONTINGENCIES

     The Company has adopted the disclosure provisions of the Financial Accounting Standards Board Interpretation No.45, GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS. Interpretation 45 requires disclosures about obligations under certain guarantees the guarantor has issued. While the Company has various indemnity obligations included in contracts entered into in the normal course of business, these obligations are primarily in the form of indemnities that could result in immaterial increases of future costs, but do not represent significant commitments or contingent liabilities of the indebtedness of others.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company has not changed its accountants nor had any disagreements with accountants on matter of accounting principles or practices, financial disclosures, or auditing scope or procedure during its two most recent fiscal years.

                                    PART III

ITEMS 9, 10, 11 AND 12

     The information called for by Part III (Items 9, 10, 11 and 12) is incorporated herein by reference from the material included under the captions "Elections of Directors," "Principal Shareholders," and "Executive Compensation" in Stratford American Corporation's definitive proxy statement (to be filed pursuant to Regulation 14A) for its Annual Meeting of Shareholders to be held July 9, 2003 (the "2003 Proxy Statement"), except that the information regarding executive officers call for by Item 401 of Regulation S-B is included in Part I of this report on page 4. The 2003 Proxy Statement is being prepared and its expected to be filed with the Securities and Exchange Commission in definitive form on or about April 25, 2003, and is expected to be furnished to shareholders on or about May 30, 2003.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

     (a) Financial Statements and Financial Statement Schedules - See "Item 7 - Financial Statements and Supplementary Data" above.

     (b)  REPORTS ON FORM 8-K

          The following reports on from 8-K were filed during the year ended December 31, 2002:

               On June 18, 2002, the Company filed a Form 8-K dated June 5, 2002, relating to the Purchase and Sale Agreement between Crown Energy Drilling Production Fund 2001-1 Limited Partnership and Stratford American Energy Corporation ("SAEC"), a wholly owned subsidiary of the Company, pursuant to which working interests in 23 oil and gas properties were purchased by SAEC.

               On December 26, 2002, the Company filed a Form 8-K dated December 11, 2002, relating to the Purchase and Sale Agreement between Stratford American Corporation and Opus West Corporation pursuant to which real property was purchased by Stratford American Corporation and other investors and immediately conveyed to Scottsdale Thompson Peak, LLC an 80% subsidiary of the Company.

     (c)  EXHIBITS - See index beginning on page 37

     (d) FINANCIAL STATEMENT SCHEDULES - See "Item 7 - Financial Statements and Supplementary Data"

ITEM 14. CONTROLS AND PROCEDURES

     As required by Rule 13a-14 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer, our President and our Controller. Based upon that evaluation, our Chief Executive Officer, our President and our Controller concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

                                   STRATFORD AMERICAN CORPORATION
                                   Registrant


Date: March 31, 2003               By /s/ David H. Eaton
                                      ------------------------------------------
                                      David H. Eaton, Chairman of the Board and
                                      Chief Executive Officer


     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: March 31, 2003               By /s/ David H. Eaton
                                      ------------------------------------------
                                      David H. Eaton, Chairman of the Board and
                                      Chief Executive Officer
                                      (Principal Executive Officer)


Date: March 31, 2003               By /s/ Mel L. Shultz
                                      ------------------------------------------
                                      Mel L. Shultz, President and Director


Date: March 31, 2003               By /s/ Gerald J. Colangelo
                                      ------------------------------------------
                                      Gerald J. Colangelo, Director


Date: March 31, 2003               By /s/ Richard H. Dozer
                                      ------------------------------------------
                                      Richard H. Dozer, Director


Date: March 31, 2003               By /s/ Dale M. Jensen
                                      ------------------------------------------
                                      Dale M. Jensen, Director


Date: March 31, 2003               By /s/ Mitchell S. Vance
                                      ------------------------------------------
                                      Mitchell S. Vance, Director


Date: March 31, 2003               By /s/ Daniel E. Matthews
                                      ------------------------------------------
                                      Daniel E. Matthews, Controller, Secretary
                                      & Treasurer

CERTIFICATIONS

I, Mel L. Shultz, certify that:

1. I have reviewed this annual report on Form 10-KSB of Stratford American Corporation and its subsidiaries;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors what could significantly affect internal controls subsequent to the date or our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003


                                       /s/ Mel L. Shultz
                                       ------------------------------
                                       Mel L. Shultz
                                       President and Director

CERTIFICATIONS

I, David H. Eaton, certify that:

1. I have reviewed this annual report on Form 10-KSB of Stratford American Corporation and its subsidiaries;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors what could significantly affect internal controls subsequent to the date or our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

                                       /s/ David H. Eaton
                                       ---------------------------
                                       David H. Eaton
                                       Chief Executive Officer and Chairman of
                                       The Board

CERTIFICATIONS

I, Daniel E. Matthews, certify that:

1. I have reviewed this annual report on Form 10-KSB of Stratford American Corporation and its subsidiaries;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors what could significantly affect internal controls subsequent to the date or our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

                                       /s/ Daniel E. Matthews
                                       ----------------------------
                                       Daniel E. Matthews
                                       Controller, Secretary and Treasurer

                                 EXHIBITS INDEX

Exhibits 10.19 and 99 are filed with this report. The Company hereby incorporates all other exhibits by reference pursuant to Rule 12b-32, each of which (except Exhibits 3.3, 10.9, 10.10, 10.11, 10.12, 10.13, 10.14, 10.15, and
21.1) was filed as an exhibit to the Company's Registration on Form 10, which was filed July 22, 1988, and amended on October 7, 1988, and December 8, 1988.
Exhibit 3.3 was filed with the Company's Registration Statement on Form S-1 on June 12, 1989, with the Securities and Exchange Commission. Exhibit 10.9 was filed as Exhibit 2.1 to the Company's Form 8-K, which was filed with the Securities and Exchange Commission on October 28, 1998. Exhibit 10.10 was filed as Exhibit 10.39 to the Company's form 10-KSB for the year ended December31, 1998, which was filed with the Securities and Exchange Commission on March 31, 1999. Exhibits 10.11, 10.12, and 10.13 were filed with the Company's Form 10KSB for the year ended December 31, 1999 which was filed with the Securities and Exchange Commission on March 30, 2000. Exhibit 10.14 was filed with the Company's Form 10KSB for the year ended December 31, 2000 which was filed with the Securities and Exchange Commission on March 30, 2001. Exhibit 10.15 was filed as Exhibit 2.1 to the Company's Form 8-K, which was filed with the Securities and Exchange Commission on May 2, 2001. Exhibit 10.16 was filed as
Exhibit 2.1 to the Company's Form 8-K, which was filed with the Securities and Exchange Commission on June 18, 2002. Exhibit 10.17 was filed as Exhibit 2.1 to the Company's Form 8-K, which was filed with the Securities and Exchange Commission on December 26, 2002. Exhibit 10.18 was filed as Exhibit 10.1 to the Company's Form 8-K, which was filed with the Securities and Exchange commission on December 26, 2002. Exhibit 21.1 was filed with Form 10KSB for the year ended December 31, 1996, which was filed with the Securities and Exchange Commission on March 31, 1997.

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

 4.3     Articles IV of the Articles of Incorporation                        N/A

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

 10.5    Registration Agreement, dated as of February 19, 1998               N/A

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

 10.7    Trust Agreement, dated as of June 18, 1987                          N/A

 10.8    Share Sale and Registration Agreement, dated January 31, 1989       N/A

 10.9    Acquisition Agreement between Stratford American Car Rental
         Systems, Inc. and Dollar Rent A Car Systems, Inc. dated
         September 24, 1998                                                  N/A

10.10    Net Lease Agreement between Stratford American Car Rental
         Systems, Inc. and Dollar Rent A Car Systems, Inc. dated
         October 1, 1998                                                     N/A

10.11    Post-Closing Statement between Dollar Rent A Car Systems, Inc.
         and Stratford American Car Rental Systems, Inc. dated
         January 27, 1999                                                    N/A

10.12    Settlement Agreement between Stratford American Resource
         Corporation, Energy Investments Advisors, Inc., Oil & Gas
         Advisors, Inc., Petroleum Advisors & Co., Samuel B. Davis,
         and Hugh J. Davis, dated October 6, 1999                            N/A

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

10.14    Operating Agreement between DVI Raintree, LLC, Stratford
         American Corporation and Colonial Raintree, LLC dated
         October 26, 2000                                                    N/A

10.15    Stock Purchase Agreement, dated March 22, 2001 by and among
         SA Oil and Gas Corporation, the shareholders of SA Oil and
         Gas Corporation and Stratford
         American Corporation.                                               N/A

10.16    Purchase and Sale Agreement, dated June 5, 2002 by and between
         Crown Energy Drilling Production Fund 2001-1 Limited
         Partnership and Stratford American Energy Corporation               N/A

10.17    Purchase and Sale Agreement, dated July 17, 2002, by and
         between Opus West Corporation, a Minnesota corporation, and
         Stratford American Corporation                                      N/A

10.18    Letter Agreement between Stratford American Corporation,
         JDMD Investments, L.L.C., Diamond Ventures, Inc., Golden Gate Apartments, Ltd., L.P., Auriga Properties, Inc., DRD-97 Trust
         and David Goldstein                                                 N/A

10.19    Operating Agreement of Scottsdale Thompson Peak, LLC                 39

 21.1    Subsidiaries                                                        N/A

  99     Officer Certification pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002                                           81

Note: Shareholders may obtain copies of Exhibits by making written request to the Secretary of the Company and paying copying costs of $0.10 per page, plus postage.