Form 10QSB
period 2003-03-31
STRATFORD AMERICAN CORP
filed 2003-05-15
CIK 836435

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-QSB
(Mark One)

               (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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

At April 30, 2003, 10,078,105 shares of the issuer's common stock were issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                         STRATFORD AMERICAN CORPORATION

                                      INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheet as of March 31, 2003 (unaudited)                    3

Consolidated Statements of Operations for the three months
  ended March 31, 2003 and 2002 (unaudited)                                    4

Consolidated Statements of Cash Flows for the three months
  ended March 31, 2003 and 2002 (unaudited)                                    5

Notes to Consolidated Financial Statements (unaudited)                         6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS                                   14

ITEM 3. CONTROLS AND PROCEDURES                                               23

PART II. OTHER INFORMATION                                                    23

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                      23

Signatures                                                                    24

                         PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2003
                                   (unaudited)

                                     ASSETS

Cash and cash equivalents                                          $    124,000
Receivables:
  Oil and gas                                                           137,000
  Mortgage                                                               31,000
  Related party                                                          16,000
  Other                                                                 201,000
Investment in Triway Land Investors, LLC                                564,000
Real estate investments, net                                         24,966,000
Oil and gas interests, net                                            1,337,000
Loan fees, net                                                          331,000
Other assets                                                            159,000
                                                                   ------------

                                                                   $ 27,866,000
                                                                   ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                                                   $    107,000
Notes payable and other debt                                         25,322,000
Accrued liabilities                                                      91,000
                                                                   ------------

        Total liabilities                                            25,520,000

Minority interest in consolidated subsidiary                            181,000

Shareholders' equity:
   Nonredeemable preferred stock, par value $.01 per
     share; authorized 50,000,000 shares, none issued
   Common stock, par value $.01 per share; authorized
     100,000,000 shares; issued and outstanding
     10,078,105 shares                                                  101,000
   Additional paid-in capital                                        28,204,000
   Accumulated deficit                                              (26,129,000)
   Treasury stock, 1,967 shares at cost                                 (11,000)
                                                                   ------------

                                                                      2,165,000
                                                                   ------------

                                                                   $ 27,866,000
                                                                   ============

          See accompanying notes to consolidated financial statements.

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                     For the three months ended
                                                               March 31
                                                       ----------------------
                                                          2003         2002
                                                       ---------    ---------
REVENUES:
  Oil & gas revenue                                    $ 204,000    $  70,000
  Property rental income                                 524,000            0
  Interest and other income                                1,000        6,000
                                                       ---------    ---------
                                                         729,000       76,000

EXPENSES:
  General and administrative                             133,000      102,000
  Depreciation, depletion and amortization               207,000       44,000
  Oil & gas operations                                    48,000       48,000
  Interest                                               403,000       14,000
                                                       ---------    ---------

                                                         791,000      208,000
                                                       ---------    ---------

Net loss before minority interest and income taxes       (62,000)    (132,000)

Minority interest share of net loss                        4,000            0
                                                       ---------    ---------

Net loss before income taxes                             (58,000)    (132,000)

Income tax expense                                         1,000            0
                                                       ---------    ---------

Net loss                                               $ (59,000)   $(132,000)
                                                       =========    =========

Basic and diluted net loss per share                   $   (0.01)   $   (0.02)
                                                       =========    =========


          See accompanying notes to consolidated financial statements.

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                     For the three months ended
                                                                               March 31
                                                                     --------------------------
                                                                         2003           2002
                                                                     -----------    -----------
CASH FLOWS FROM CONTINUING OPERATIONS:
    Net loss                                                         $   (59,000)   $  (132,000)
    Adjustments to reconcile net loss to net cash provided
     by (used in) operating activities:
       Minority interest loss                                             (4,000)             0
       Depreciation, depletion and amortization                          207,000         44,000
       Amortization of deferred loan fees                                  7,000              0

    Changes in assets and liabilities:
      Decrease (increase) in accounts and mortgage receivable             (4,000)         5,000
      Decrease (increase) in other assets                                 (1,000)         6,000
      Increase (decrease) in accounts payable                             (9,000)        39,000
      Decrease in accrued liabilities                                    (38,000)       (21,000)
                                                                     -----------    -----------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                       99,000        (59,000)
                                                                     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Investment in LLC                                                        0        (14,000)
      Purchases of property and equipment                                (16,000)       (20,000)
                                                                     -----------    -----------

NET CASH USED IN INVESTING ACTIVITIES                                    (16,000)       (34,000)
                                                                     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Payments on notes payable and other debt                          (114,000)        (1,000)
                                                                     -----------    -----------

NET CASH USED IN FINANCING ACTIVITIES                                   (114,000)        (1,000)
                                                                     -----------    -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                (31,000)       (94,000)

CASH AND CASH EQUIVALENTS, beginning of period                           155,000      1,203,000
                                                                     -----------    -----------

CASH AND CASH EQUIVALENTS, end of period                             $   124,000    $ 1,109,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid during the period                                  $   411,000    $    14,000
                                                                     ===========    ===========
    Taxes paid during the period                                     $     4,000    $         0
                                                                     ===========    ===========

          See accompanying notes to consolidated financial statements.

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 - UNAUDITED FINANCIAL STATEMENTS

     In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2003, the results of operations for the three months ended March 31, 2003 and 2002 and cash flows for the three months ended March 31, 2003 and 2002. The accompanying consolidated financial statements and notes do not include all disclosures considered necessary for a fair presentation in conformity with accounting principles generally accepted in the United States of America. Therefore, it is recommended that these accompanying statements be read in conjunction with the notes to consolidated financial statements appearing in the Company's Form 10-KSB for the year ended December 31, 2002. The results of operations for the three-month period ended March 31, 2003 are not necessarily indicative of the results expected for fiscal year 2003.

NOTE 2 - INVESTMENT IN SCOTTSDALE THOMPSON PEAK, LLC

     On December 11, 2002, the Company, along with other investors, completed the purchase of an office building leased by a single tenant located at 20225 North Scottsdale Road, Scottsdale, Arizona (the "Property") for $25,484,000, which reflects the purchase price of $24,988,000 and closing costs incurred of $496,000. The Company intends to continue this use of the building. The purchase was pursuant to the Purchase and Sale Agreement, dated July 17, 2002, by and between Opus West Corporation, a Minnesota corporation, and the Company (the "Purchase and Sale Agreement"). The Property, after being purchased by the Company and the other investors, was immediately conveyed to Scottsdale Thompson Peak, LLC, a newly formed Arizona limited liability company ("STP"). The Company owns 80% of the membership interests in, and is the manager of STP. The Company contributed $750,000 in cash and its 80% undivided interest in the Property in return for its 80% membership interest in STP, and other investors contributed $187,000 in cash and their 20% undivided interest in the Property in return for the remaining 20% of the membership interests in STP. The Company's cash contribution of $750,000 came from company cash of $250,000 and the proceeds of the sale by the Company of 2,000,000 shares of Company common stock, in December 2002, for $500,000. STP funded the purchase of the Property through a combination of the cash contributions described above and loans obtained by STP, in the aggregate amount of $24,300,000. A loan of $20,000,000 is financed with a 5.9% interest rate, 22 year straight-line amortization note and is guaranteed by JDMD Investments, LLC, a major shareholder of the Company, as described in the Guarantee Agreement dated December 11, 2002 and described below. A loan of $2,500,000 is financed with a 6% interest rate, interest only note, for a period of two years, due December 11, 2004, and is guaranteed 50% by JDMD Investments, LLC and 50% by Diamond Ventures, Inc. A loan of $1,800,000 is financed with a

10% interest rate note, interest only, for a period of two years, due December 2, 2004. The Company also issued a total of 1,200,000 shares shares of its common stock, in December 2002, to JDMD Investments, LLC, a major shareholder of the Company, for its agreement to guarantee payment of certain exceptions or carve outs on the first mortgage, the guarantee of 50% of a $2,500,000 bank loan, the assignment of all its interests in finding and negotiating the purchase of the Property, and obtaining the mortgage loan and other financing involved.

Had the purchase been completed as of January 1, 2002, the Company would have reported the following:

                                                 FOR THE THREE MONTHS ENDED
                                                         MARCH 31,
                                                 --------------------------
                                                        (Unaudited)
                                                    2003             2002
                                                 ----------      ----------
     Total revenue                               $  729,000      $  600,000
     Net loss                                    $  (59,000)     $ (124,000)
     Net loss per share                          $     (.01)     $     (.01)
     Pro Forma weighted
       average shares outstanding                 10,078,105      10,078,105

     On July 25, 2002, the Company used $250,000 of its cash and on September 27, 2002, borrowed $400,000 from a shareholder to make a $650,000 deposit on the Property. On October 14, 2002, the Company borrowed an additional $250,000 from the same shareholder to make an additional deposit on the Property. Total funds deposited were $900,000. The Property, after being purchased by the Company and other investors was immediately conveyed to STP, as described above. At the close of escrow on December 11, 2002, $700,000 of the deposit funds was returned to the Company, with $200,000 being held by the lender pending final inspection on March 31, 2003 of the construction work. On December 12, 2002, the Company issued 2,000,000 shares of its common stock in exchange for $500,000 in cash. With the $1,200,000 the Company received in December 2002, $750,000 was used to make an equity contribution to STP, and $450,000 was used to repay a portion of the above described shareholder loan. On March 31, 2003, the lender made the final inspection of the construction, and on April 1, 2003, the remaining $200,000 holdback of deposit funds was returned to the Company. Also on April 1, 2003, the Company used the $200,000 to repay the shareholder in full for all funds advanced.

NOTE 3 - INVESTMENT IN TRIWAY LAND INVESTORS, LLC

     On October 26, 2000, the Company through its membership in Triway Land Investors, LLC ("Triway"), a limited liability company with two additional members, entered into an operating agreement to acquire real property in Scottsdale, Arizona. The acquisition price of the real property acquired by Triway, approximately 10 acres, was $3,600,000. As a result, the Company made a $500,000 equity investment in Triway. According to the operating agreement, the Company and a majority interest member of Triway may be required to make additional contributions up to a proportionate specified amount. On September 20, 2001, the Company contributed an additional $32,000 equity investment, proportionately, in accordance with the terms of the operating agreement. On April 10, 2002, the Company contributed an additional $14,000 equity investment, proportionately, in accordance with the terms of the operating agreement. On October 31, 2002, Triway made a capital call requiring the Company to contribute an additional $18,000 equity investment, proportionately, in accordance with the terms of the operating agreement. The capital call was recorded to accounts payable at December 31, 2002 and paid on January 27, 2003. The Company may still be required to contribute up to an additional $148,000, proportionately, at a future date as specified by the operating agreement. Any subsequent capital call will be funded from operating funds or shareholder loans. From any distributions made by Triway, the Company is to receive a priority payout of all capital contributed to Triway, plus an amount required for the Company to receive a 9% per year rate of return through the date all permits related to the proposed office development by Triway are issued, and a 10% rate of return from the time all permits related to the proposed office development by Triway are issued until all capital contributions are returned. After all capital and priority returns have been distributed, the managing member of Triway is to receive a distribution equal to 42.86% of amounts previously distributed. The Company will then share in 17.5% of the results from the total project. All permits have been obtained but the property is currently being marketed for sale as real estate. The Company is accounting for the Triway investment under the cost method.

NOTE 4 - NET LOSS PER COMMON SHARE

     The Company calculates basic and diluted net loss per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128 "Earnings Per Share." Basic net loss per share is computed using the weighted average number of common shares outstanding during each period (10,078,105 shares for the three month period ended March 31, 2003 and 6,878,105 for the three month period ended March 31, 2002). Diluted net loss per share is the same as basic net loss per share for the three month periods ended March 31, 2003 and 2002. In calculating diluted net loss per share for the three month periods ended March 31, 2003 and 2002, respectively, 480,000 and 480,000 dilutive securities equivalents consisting of stock options have been excluded because their inclusion would have been antidilutive.

NOTE 5 - EMPLOYEE STOCK OPTIONS

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

     Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's pro forma net loss would have been:

                                              FOR THE THREE MONTHS ENDED
                                                       MARCH 31,
                                             ---------------------------
                                               2003              2002
                                             ---------        ----------
Net loss:
  As reported                                $ (59,000)       $ (132,000)
                                             =========        ==========

Pro forma                                    $ (59,000)       $ (132,000)
                                             =========        ==========
Diluted loss per share:
  As reported                                $   (0.01)       $    (0.02)
                                             =========        ==========
Pro forma                                    $   (0.01)       $    (0.02)
                                             =========        ==========

NOTE 6 - OIL AND GAS INTERESTS "SA OIL AND GAS CORPORATION"

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

     Oil and gas interests were recorded as $938,000 on the books of the Company and are being depleted equally over a seven-year period, which is the estimated life of the wells. The Company recorded depletion expense of $34,000 for the three month periods ended March 31, 2003 and 2002, leaving a net asset on the books of the Company of $670,000 at March 31, 2003. In addition, equipment acquired in the transaction totaled $38,000. This equipment is being amortized equally over a five-year period. In 2001, a net $52,000 of additional equipment and intangible development costs were capitalized and depreciation and amortization of $17,000 was recorded, leaving a net asset of $73,000 on the books of the Company at December 31, 2001. In 2002, $7,000 of equipment and intangible development costs were capitalized and depreciation and amortization of $15,000 was recorded, leaving a net asset of $65,000 in equipment and intangible development costs on the books of the Company at December 31, 2002. During the three month period ended March 31, 2003, an additional $2,000 of equipment and intangible drilling costs were capitalized and depreciation and amortization of $6,000 was recorded, leaving a net asset of $61,000 on the books of the Company at March 31, 2003. The Company recognized gross revenue of $118,000 and $68,000 for the three month periods ended March 31, 2003 and 2002, respectively, on these interests.

NOTE 7 - OIL AND GAS INTERESTS "STRATFORD AMERICAN ENERGY CORPORATION"

     On June 5, 2002, the Company, through it's wholly owned subsidiary, Stratford American Energy Corporation, purchased working interests in 23 oil and gas properties located in Oklahoma and Texas, effective as of April 1, 2002 in exchange for $738,000 in cash. The purchase price included oil and gas interests of $687,000 and acquisition costs of $51,000 paid at closing. Additional acquisition costs of $17,000, relating to the purchase, were incurred. The total acquisition costs of $68,000 are being amortized equally over a seven-year period. For the three months ended March 31, 2003, the Company recorded $2,000 in amortization, leaving net acquisition costs of $59,000 on the books of the Company at March 31, 2003. Additional intangible development costs of $7,000 were incurred in 2002 for a treatment to enhance production of one of the producing properties. As of March 31, 2003, total amortization expense of $1,000 has been recorded, leaving net intangible development costs of $6,000 on the books of the Company at March 31, 2003. In addition to the working interests in the properties acquired, the Company agreed to participate on a proportionate basis in the drilling of a development well on one of the properties acquired. Drilling costs of $12,000 for the development well were pre-paid at closing and are included in the oil and gas interests at

March 31, 2003. This well is now completed and is a producing property. The oil and gas interests of $687,000 are being depleted equally over a seven-year period, which is the estimated life of the interests. Depletion expense of $25,000 was recorded for the three month period ended March 31, 2003, on the oil and gas interests, leaving a net asset of $589,000 on the books of the Company at March 31, 2003. The Company recognized gross revenue from the properties of $79,000 for the three month period ended March 31, 2003.

NOTE 8 - OPERATING SEGMENTS

     Revenue is now generated from two operating segments after the purchase of the Property on December 11, 2002, as described in Note 2. The Property consists of an office building that is leased to a single tenant. Although the tenant has entered into a 22 year bondable lease agreement with multiple parties that guarantee payment under terms of the agreement, if the financial condition of the tenant and the other guarantors were to deteriorate and the tenant could not pay rents under the terms of the lease agreement, it would have a material adverse effect on the Company. The Company owns working and/or royalty interests in oil and gas properties that are primarily located in Oklahoma and Texas, as described in Notes 6 and 7. The Company has also invested in a venture formed to purchase separate real estate property in Scottsdale, Arizona, as described in
Note 3. This property is now being marketed for sale as real estate along with all of the permits that have been obtained to date. No revenue or expense has been reported from this investment.

The following summarizes information about the Company's operations by operating segments for the three month periods ended March 31, 2003 and 2002:

                                    OIL & GAS      REAL ESTATE        OTHER            TOTAL
                                   ------------    ------------    ------------    ------------
MARCH 31, 2003:
---------------
Total revenue                      $    204,000    $    524,000    $      1,000    $    729,000

Operating profit (loss)                  74,000          (2,000)       (130,000)        (58,000)

Identifiable assets                   1,657,000      25,335,000         877,000      27,869,000

Depreciation, depletion and
  amortization expense                   70,000         133,000           4,000         207,000

Interest expense                         13,000         389,000           1,000         403,000

Interest income                               0               0           1,000           1,000

Income tax expense                        1,000               0               0           1,000

Expenditures for additions
  (long lived assets)                     2,000               0          14,000          16,000

                                    OIL & GAS      REAL ESTATE        OTHER            TOTAL
                                   ------------    ------------    ------------    ------------
MARCH 31, 2002:
---------------
Total revenue                            70,000               0           6,000          76,000

Operating profit (loss)                 (30,000)              0        (102,000)       (132,000)

Identifiable assets                   1,036,000               0       1,713,000       2,749,000

Depreciation, depletion and
  amortization expense                   41,000               0           3,000          44,000

Interest expense                         13,000               0           1,000          14,000

Interest income                               0               0           6,000           6,000

Expenditures for additions
  (long lived assets)                     5,000               0          15,000          20,000

NOTE 9 - RECENT ACCOUNTING PRONOUNCEMENTS

     In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES. Interpretation 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The recognition and measurement provisions of Interpretation 46 are effective for newly created variable interest entities formed after January 31, 2003, and for existing variable interest entities, on the first interim or annual reporting period beginning after June 15, 2003. The Company will adopt the provisions of Interpretation 46 for existing variable interest entities on July 1, 2003, which will not have a material effect on the Company's financial statements.

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

     In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS. Interpretation 45 describes the disclosures to be made by a guarantor in interim and annual financial statements about obligations under certain guarantees the guarantor has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of Interpretation 45 are applicable on a prospective basis to guarantees issued or modified after December 15, 2002. The adoption of Interpretation 45 did not have a material effect on the Company's financial statements. The Company adopted the disclosure provisions of Interpretation 45 effective December 31, 2002.

     In July 2002, the Financial Accounting Standards Board issued FASB Statement No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES, which revises accounting for specified employee and contract terminations that are part of restructuring activities. Statement No. 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing profit lines, terminating employees and contracts, and relocating plant facilities or personnel. Under Statement No. 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. The new requirement can shift expense recognition from one quarter or fiscal year to another. The provisions of Statement No. 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002. The adoption of Statement No. 146 did not have an effect on the Company's financial statements.

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

     The Company is required and has adopted the provisions of Statement No. 143 for the quarter ending March 31, 2003. The Company has determined that there are no legal obligations for asset retirement obligations. Management has determined that there was no cost associated with asset retirement obligations, therefore, there is no fair value assigned for the liability of asset retirement obligations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company incurred a consolidated net loss of $59,000 from operations for the three months ended March 31, 2003. During 2002, the Company purchased an office building in Scottsdale, Arizona, effective December 11, 2002 as discussed below and discussed above in Note 2 of the consolidated financial statements as of March 31, 2003. The Property, after being purchased by the Company and the other investors, was immediately conveyed to STP. The Company owns 80% of the membership interests in, and is the manager of STP. On June 5, 2002, the Company purchased working interests in 23 oil and gas properties, as discussed below and in Note 7 of the consolidated financial statements as of March 31, 2003. The Company, through its membership in Triway, acquired real property on October 26, 2000 as discussed below and in Note 3 of the consolidated financial statements as of March 31, 2003. The Company purchased 100% of the capital stock of SA Oil on April 19, 2001 as discussed below and in Note 6 of the consolidated financial statements as of March 31, 2003. The Company also owns a nominal interest in four oil and gas wells in Arkansas and Oklahoma that generate insignificant revenues.

     Other than the transactions described above, the Company has no significant operations. The Company continues to aggressively seek additional potential acquisitions in establishing its future direction. There can be no assurance that it will be able to locate suitable acquisition candidates or make any such acquisitions, or that any acquisitions that are made will be profitable for the Company. Additionally there can be no assurance that the Company's operations will be profitable.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The Consolidated Balance Sheet and the Consolidated Statements of Operations have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to investments, oil and gas interests, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. The Company accrues production income and expense based upon historical performance, costs and prices received for oil and gas. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investment's current carrying value, thereby possibly requiring an impairment charge in the future.

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

LIQUIDITY AND CAPITAL RESOURCES

     On December 11, 2002, the Company, along with other investors, completed the purchase of an office building leased by a single tenant located at 20225 North Scottsdale Road, Scottsdale, Arizona (the "Property") for $25,484,000, which reflects the purchase price of $24,988,000 and closing costs incurred of $496,000. The Company intends to continue this use of the building. The lease is a bondable, triple-net lease, commencing on December 9, 2002, expiring on December 31, 2024, excluding unexercised extensions. The annual basic rent for years one through five is $2,096,000 per year. The Property, after being purchased by the Company and the other investors, was immediately conveyed to Scottsdale Thompson Peak, LLC, a newly formed Arizona limited liability company ("STP"). The Company owns 80% of the membership interests in, and is the manager of STP. The Company contributed $750,000 in cash and its 80% undivided interest in the Property in return for its 80% membership interest in STP, and other investors contributed $187,000 in cash and their 20% undivided interest in the Property in return for the remaining 20% of the membership interests in STP. The Company's cash contribution of $750,000 came from company cash of $250,000 and the proceeds of the sale by the Company of 2,000,000 shares of Company common stock for $500,000 to certain of the other investors. STP funded the purchase of the Property through a combination of the cash contributions described above and loans obtained by STP in the aggregate amount of $24,300,000. The $20,000,000 loan is financed with a 5.9% interest rate, 22 year straight-line amortization note and is guaranteed by JDMD Investments, LLC, a major shareholder of the Company, as described in the Guarantee Agreement dated December 11, 2002 and described below. The $2,500,000 loan is financed with a 6% interest rate, interest only note, for a period of two years, due December 11, 2004, and is guaranteed 50% by JDMD Investments, LLC, a major shareholder of the Company, and 50% by Diamond Ventures, Inc. The $1,800,000 loan is financed with a 10% interest rate note, interest only, for a period of two years, due December 2, 2004. The Company also issued a total of 1,200,000 shares of its common stock to JDMD Investments, LLC, a major shareholder of the Company, for its agreement to guarantee payment of certain exceptions or carve outs on the first mortgage, the guarantee of 50% of a $2,500,000 bank loan, the assignment of all its interests in finding and negotiating the purchase of the Property, and obtaining the mortgage loan and other financing involved.

     On June 5, 2002, the Company, through it's wholly owned subsidiary, Stratford American Energy Corporation, purchased working interests in 23 oil and gas properties located in Oklahoma and Texas, effective as of April 1, 2002 in exchange for $738,000 in cash. The purchase price included oil and gas interests of $687,000 and acquisition costs of $51,000 paid at closing. Additional acquisition costs of $17,000, relating to the purchase, were incurred. The total acquisition costs of $68,000 are being amortized equally over a seven-year period. For the three months ended March 31, 2003, the Company recorded $2,000 in amortization, leaving net acquisition costs of $59,000 on the books of the Company at March 31, 2003. Additional intangible development costs of $7,000 were incurred in 2002 for a treatment to enhance production in one of the producing properties. As of March 31, 2003, total amortization expense of $1,000 has been recorded, leaving net intangible development costs of $6,000 on the books of the Company at March 31, 2003. In addition to the working interests in the properties acquired, the Company agreed to participate on a proportionate basis in the drilling of a development well on one of the properties acquired. Drilling costs of $12,000 for the development well were pre-paid at closing and are included in the oil and gas interests at March 31, 2003. This well is now completed and is a producing property. The oil and gas interests of $687,000 are being depleted equally over a seven-year period, which is the estimated life of the interests. Depletion expense of $25,000 was recorded for the three month period ended March 31, 2003, on the oil and gas interests, leaving a net asset of $589,000 on the books of the Company at March 31, 2003. The Company recognized gross revenue from the properties of $79,000 for the three month period ending March 31, 2003.

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

     On October 26, 2000, the Company through its membership in Triway, a limited liability company with two additional members, entered into an operating agreement to acquire real property in Scottsdale, Arizona. The acquisition price of the real property acquired by Triway, approximately 10 acres, was $3,600,000. As a result, the Company made a $500,000 equity investment in Triway. According to the operating agreement, the Company and a majority interest member of Triway may be required to make additional contributions up to a proportionate specified amount. On September 20, 2001, the Company contributed an additional $32,000 equity investment, in accordance with the terms of the operating agreement. On April 10, 2002, the Company contributed an additional $14,000 equity investment, in accordance with the terms of the operating agreement. On October 31, 2002, Triway made a capital call requiring the Company to contribute an additional $18,000 equity investment, in accordance with the terms of the operating agreement. The capital call was recorded to accounts payable at December 31, 2002 and paid on January 27, 2003. The Company may still be required to contribute up to an additional $148,000, at a future date as specified by the operating agreement. Any subsequent capital call will be funded from operating funds or shareholder loans. From any distributions made by Triway, the Company is to receive a priority payout of all capital contributed to Triway, plus an amount required for the Company to receive a 9% per year rate of return through the date all permits related to the proposed office development by Triway are issued, and a 10% rate of return from the time all permits related to the proposed office development by Triway are issued until all capital contributions are returned. After all capital and priority returns have been distributed, the managing member of Triway is to receive a distribution equal to 42.86% of amounts previously distributed. The Company will then share in 17.5% of the results from the total project. All permits have been issued, but efforts are currently being made to sell the property, either in parcels or in its entirety.

     The Company's cash and cash equivalents were generated by the sale of its car rental business in 1998, the related sale of real estate property in December 1999, the sale of Company shares in March 1999, the sale of Company shares in December 2002, the monthly building rentals received, and the revenues received from the oil and gas properties. The Company expects that the current cash and cash equivalents will be sufficient to meet its forecasted operating cash needs for the remainder of 2003. However, due to any unforeseen circumstances that could occur outside the Company's control, there can be no assurance that adequate cash flows from the Company's present cash position and current activity will be achieved.

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

RESULTS OF OPERATIONS - THREE MONTH PERIOD ENDED MARCH 31, 2003,
COMPARED WITH THREE MONTH PERIOD ENDED MARCH 31, 2002

     The Company reported a net loss of $59,000 during the three month period ended March 31, 2003 compared to a net loss of $132,000 for the three month period ended March 31, 2002. Oil and gas revenue increased from $70,000 for the three month period ended March 31, 2002 to $204,000 for the three month period ended March 31, 2003 due primarily to the June 5, 2002 purchase by the Company, through its wholly owned subsidiary Stratford American Energy Corporation, of working interests in 23 oil and gas properties, effective April 1, 2002, along with rising prices received for oil and gas sold in the first quarter of 2003. Separately, SA Oil properties generated $118,000 in gross revenue for the three month period ended March 31, 2003. The working interests in the 23 oil and gas properties, acquired effective April 1, 2002, generated $79,000 in gross revenue for the three month period ended March 31, 2003. Properties owned prior to the acquisition of SA Oil and the June 5, 2002 purchase generated $7,000 in gross revenue for the three month period ended March 31, 2003. The increase in rental income of $524,000 reported for the three month period ended March 31, 2003 over that reported for the same period ended March 31, 2002, was due to the December 11, 2002 purchase by the Company and other investors, of an office building located in Scottsdale, Arizona. Interest and other income decreased from $6,000 for the three month period ended March 31, 2002 to $1,000 for the three month period ended March 31, 2003. The decrease of $5,000 in interest income can be attributed to reduced interest earned on lower cash balances during the quarter ended March 31, 2003 compared to March 31, 2002.

     General and administrative expenses increased from $102,000 for the three month period ended March 31, 2002 to $133,000 for the three month period ended March 31, 2003. The increase for the three month period ended March 31, 2003 is due to increased office rent expense in the amount of $5,000, increased professional fees of $12,000, increased insurance premiums of $10,000 and an increase of $4,000 in associated overhead. The increase in office rent was due primarily to reduced rental reimbursements received from a sublease of the Company's offices in 2003 and to increased common area charges and taxes billed to the Company by the landlord for the Company's office space. Rental reimbursements received for the three month period ended March 31, 2002 were $8,000 compared to rental reimbursements of $5,000 received for the three month period ended March 31, 2003. $2,000 of increased common area charges and related taxes were billed to the Company during the three months ended March 31,

2003. The increase in professional fees can be attributed to an increase in the accrual for accounting fees and for legal fees incurred for services relating to the filing of required reports during February 2003.

     Depreciation, depletion and amortization expense increased from $44,000 for the three month period ended March 31, 2002 to $207,000 for the three month period ended March 31, 2003 due to additional depletion of $28,000 related to the June 5, 2002, purchase of working interests in 23 oil and gas properties, additional depletion of $2,000 related to the SA Oil properties and to additional depreciation of $133,000 related to the December 11, 2002, purchase of the office building. The Property after being purchased was immediately conveyed to STP. The Company owns 80% of the membership interests in and is the manager of STP.

     Although oil and gas operations expense of $48,000 remained the same for the three month periods ended March 31, 2003 and 2002, additional expense of $4,000 recorded for the three month period ended March 31, 2003 was related to the June 5, 2002 purchase of 23 oil and gas properties, effective April 1, 2002. This increase was offset by reduced operating expense of $4,000 recorded for the SA Oil properties. Operating expenses for the SA Oil properties were $43,000 for the three month period ended March 31, 2003. Operating expenses for the working interests in 23 oil and gas properties purchased on June 5, 2002 were $4,000 for the three month period ended March 31, 2003. Operating expenses for previously owned properties were $1,000 for the three month period ended March 31, 2003.

     Interest expense increased from $14,000 for the three month period ended March 31, 2002 to $403,000 for the three month period ended March 31, 2003, due to interest expense of $382,000 incurred on the debt relating to the December 11, 2002 purchase of the office building in Scottsdale, Arizona and to amortization of $7,000 on loan fees also relating to the December 11, 2002 purchase of the office building. The Property after being purchased was immediately conveyed to STP. The Company owns 80% of the membership interests in, and is the manager of STP. Total interest expense recorded for the three month period ended March 31, 2003 for the debt and the loan fees related to the December 11, 2002 purchase of the office building was $389,000. Interest expense for previous obligations was $14,000 for both the three month periods ended March 31, 2003 and 2002.

     During the three month period ended March 31, 2003, the Company accrued expense reimbursements of $17,000, to be received from two companies that are partially owned by four of the Company's executives or directors. These receipts are reimbursements for administrative expenses incurred by the Company on behalf of the related parties. This arrangement allows the Company to reduce expense and still maintain adequate staffing. The reimbursements are recorded as a reduction of general and administrative expense for the three month period ended March 31, 2003. At March 31, 2003, $16,000 of the expense reimbursements is recorded in related party receivables.

     During the three month period ended March 31, 2003, the Company accrued rental reimbursements of $3,000 to be received from a Company that is partially owned by four of the Company's executives or directors for a month-to-month sublease of a portion of the Company's offices. The rent is at market rate. This is recorded as a reduction in rental expense, included in general and administrative expense. As of March 31, 2003, all of the rental reimbursements had been received.

     At March 31, 2003, a note payable of $200,000, due no later than June 20, 2003, bearing an interest rate of 10%, with interest and principal and interest due at maturity, was owed to a majority shareholder of the Company. At March 31, 2003, $6,000 of accrued interest on this related party note payable is included in accrued liabilities. On April 1, 2003, the note and all accrued interest was paid in full. (See Note 2 of the Company's Consolidated Financial Statements.)

     At March 31, 2003, a note payable of $1,800,000, due December 2, 2004, bearing an interest rate of 10%, with interest due monthly, was owed to a majority shareholder of the Company.

     At March 31, 2003, a note payable of $903,000, due in September of 2005, bearing an interest rate of 6%, with interest due quarterly, was owed to a minority shareholder of the Company. At March 31, 2003, $4,000 of accrued interest on the note payable is included in accrued liabilities.

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

     On December 11, 2002, the Company through its membership in Scottsdale Thompson Peak, LLC purchased a 157,566 square foot office building that is 100% percent leased by a single tenant for a term of 22 years. Under terms of the office building lease Scottsdale Thompson Peak, LLC is to receive annual rents of $2,096,000, paid in equal monthly installments during the first five years of the lease. In years six, eleven and sixteen of the lease annual rents are escalated by 10% of annual rents paid in the preceding year. All repairs and maintenance, insurance, real estate taxes and utilities are the responsibility of the tenant. The Company owns an 80% interest in Scottsdale Thompson Peak, LLC and is the manager of, the LLC. For the three months ended March 31, 2003 the Company recognized gross rental revenues of $524,000. Depreciation expense for that same period was $133,000. Total interest expense of $389,000 was recorded, of which $382,000 was interest expense related to the debt and $7,000 was amortization of loan fees paid at closing.

Had the purchase been completed as of January 1, 2002, the Company would have reported the following:

                                          For the three months ended March 31,
                                                     (Unaudited)
                                                2003              2002
                                            ------------      ------------
     Total revenue                          $    729,000      $    600,000
     Net loss                               $    (59,000)     $   (124,000)
     Net loss per share                     $       (.01)     $       (.01)
     Pro Forma weighted
       average shares outstanding             10,078,105        10,078,105

     The Company has never recognized any income or expense on its investment in Triway and will not do so unless part or all of the property is sold or market conditions warrant an impairment charge.

OIL AND GAS ACTIVITIES

     Gross revenues from oil and gas operations increased from $70,000 for the three months ended March 31, 2002 to $204,000 for the three months ended March 31, 2003, and accounted for 28% of the total revenue reported by the Company. The increase was due largely to the April 1, 2002 purchase of 23 oil and gas properties, along with rising prices received for oil and gas sold in the first quarter of 2003. For the three months ended March 31, 2003, depletion, depreciation and amortization expense of $70,000 was recorded, compared to $41,000 for the three months ended March 31, 2002. Operating profits from the oil and gas activities were $74,000 for the three months ended March 31, 2003 compared to a net loss of $30,000 for the three months ended March 31, 2002.

CAPITAL REQUIREMENTS

     On July 25, 2002, the Company used $250,000 of its cash to make a deposit towards the purchase of the Property. On September 27, 2002 the Company borrowed $400,000 from a shareholder to make an additional deposit on the Property. On October 14, 2002, the Company borrowed another $250,000 from the same shareholder to make an additional deposit on the property. Total funds deposited were $900,000. The Property, after being purchased by the Company and other investors was immediately conveyed to Scottsdale Thompson Peak, LLC. At the close of escrow on December 11, 2002, $700,000 of the deposit funds was returned to the Company, with $200,000 being held by the lender pending final inspection of the construction work on March 31, 2003. On December 12, 2002, the Company issued 2,000,000 shares of its common stock in exchange for $500,000 in cash. With the $1,200,000 the Company received in December

2002, $750,000 was used to make an equity contribution to Scottsdale Thompson Peak, LLC, and $450,000 was used to repay a portion of the above described shareholder loan.

     On March 31, 2003, the lender made the final inspection of the construction, and on April 1, 2003, the remaining $200,000 holdback of deposit funds was returned to the Company. On April 1, 2003, the Company used the $200,000 to repay the shareholder in full for all funds advanced.

     The Company does not have any material plans for future capital expenditures at the present time.

IMPACT OF INFLATION

     Inflation has not had a significant impact on the Company's results of operations.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Certain statements contained in this report, including statements containing the words "believes," "anticipates," "intends," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to the safe harbors created thereby. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause the actual results to be materially different from the forward-looking statements. Such factors include, among others, the following: the risk that Triway may not be able to sell the land as presently priced and the risk that the Company's investment in Triway may not be profitable; the risk that the working interests in 23 oil and gas properties and the operations of SA Oil may not be profitable; the risk that the Company will continue to recognize losses from operations unless and until the Company is able to make profitable acquisitions; the risk that all of the foregoing factors or other factors could cause fluctuations in the Company's operating results and the price of the Company's common stock; the risk that the investment by the Company in Scottsdale Thompson Peak, LLC may not be profitable; and other risks detailed in this report and from time to time in the Company's other filings with the Securities and Exchange Commission. Given these uncertainties, readers should not place undue reliance on such forward-looking statements.

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

                           PART II. OTHER INFORMATION

Responses to Items 1 through 5 are omitted since these items are inapplicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

          See index beginning on page 28

     (b)  REPORTS ON FORM 8-K

          On February 24, 2003, the Company filed a Form 8-KA dated December 11, 2002, relating to the Purchase and Sale Agreement between the Company and Opus West Corporation pursuant to which real property was purchased by the Company and other investors and immediately conveyed to Scottsdale Thompson Peak, LLC, an 80% subsidiary of the Company.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        STRATFORD AMERICAN CORPORATION
                                        Registrant


Date: May 15, 2003                      By /s/ Mel L. Shultz
                                           -------------------------------------
                                           Mel L. Shultz, President and Director




Date: May 15, 2003                      By /s/ David H. Eaton
                                           -------------------------------------
                                           David H. Eaton, Chief Executive
                                           Officer and Chairman of the Board




Date: May 15, 2003                      By /s/ Daniel E Matthews
                                           -------------------------------------
                                           Daniel E. Matthews, Controller,
                                           Secretary and Treasurer

                                 CERTIFICATIONS

I, Mel L. Shultz, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Stratford American Corporation and its subsidiaries;

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

Date: May 15, 2003

                                        /s/ Mel L. Shultz
                                        ----------------------------------------
                                        Mel L. Shultz
                                        President and Director

                                 CERTIFICATIONS

I, David H. Eaton, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Stratford American Corporation and its subsidiaries;

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

Date: May 15, 2003

                                        /s/ David H. Eaton
                                        ----------------------------------------
                                        David H. Eaton
                                        Chief Executive Officer and Chairman of
                                        The Board

                                 CERTIFICATIONS

I, Daniel E. Matthews, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Stratford American Corporation and its subsidiaries;

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

Date: May 15, 2003


                                        /s/ Daniel E. Matthews
                                        ----------------------------------------
                                        Daniel E. Matthews
                                        Controller, Secretary and Treasurer

                                 EXHIBITS INDEX

Exhibit 99 is originally filed with this report. The Company hereby incorporates all other exhibits by reference pursuant to Rule 12b-32, each of which (except Exhibits 2.1, 2.2, 2.3, 3.3, 10.1, 10.2 and 10.3) was filed as an exhibit to the Company's Registration on Form 10, which was filed July 22, 1988, and amended on October 7, 1988, and December 8, 1988. Exhibit 2.1 was filed with the Company's Form 8-K filed with the Securities and Exchange Commission on May 2, 2001.
Exhibit 2.2 was filed with the Company's Form 8-K filed with the Securities and Exchange Commission on June 18, 2002. Exhibit 2.3 was filed as Exhibit 2.1 with the Company's Form 8-K filed with the Securities and Exchange Commission on December 26, 2002. Exhibit 3.3 was filed with the Company's Registration Statement on Form S-1 on June 12, 1989. Exhibit 10.1 was filed as Exhibit 10.14 to the Company's Form 10-KSB for the year ended December 31, 2000, which was filed with the Securities and Exchange Commission on April 2, 2001. Exhibit 10.2 was filed with the Company's Form 10-QSB filed with the Securities and Exchange Commission on November 14, 2002. Exhibit 10.3 was filed as Exhibit 10.19 to the Company's Form 10-KSB for the year ended December 31, 2002, which was filed with the Securities and Exchange Commission on March 31, 2003.

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

  2.3 Purchase and sale Agreement, dated July 17, 2002, by and between Opus West Corporation, a Minnesota corporation, and Stratford American Corporation

  3.1     Articles of Incorporation N/A

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

  4.2     Form of Series "A" Preferred Stock Certificate                     N/A

  4.3     Article IV of the Articles of Incorporation                        N/A

  4.4     Article III of the Bylaws N/A

 10.1     Operating Agreement between DVI Raintree, LLC, Stratford
          American Corporation and Colonial Raintree, LLC, dated
          October 26, 2000                                                   N/A

 10.2     Letter Agreement between Stratford American Corporation,
          JDMD Investments, L.L.C., Diamond Ventures, Inc., Golden
          Gate Apartments, Ltd., L.P., Auriga Properties, Inc., DRD-97
          Trust and David Goldstein, dated September 27, 2002                N/A

 10.3     Operating Agreement of Scottsdale Thompson Peak, LLC               N/A

 99       Officer Certification pursuant to Section 906 of the                30
          Sarbanes-Oxley Act of 2002