Form 10QSB
period 2003-06-30
STRATFORD AMERICAN CORP
filed 2003-08-14
CIK 836435

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ------------

                                   FORM 10-QSB

(Mark One)
   (X)            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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

At July 31, 2003, 10,078,105 shares of the issuer's common stock were issued and outstanding.

Transitional Small Business Disclosure Format (check one):   Yes [ ]   No [X]

                         STRATFORD AMERICAN CORPORATION

                                      INDEX


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Consolidated Balance Sheet as of June 30, 2003 (unaudited)                     3

Consolidated Statements of Operations for the three and six
months ended June 30, 2003 and 2002 (unaudited)                                4

Consolidated Statements of Cash Flows for the six months
ended June 30, 2003 and 2002 (unaudited)                                       5

Notes to Consolidated Financial Statements (unaudited)                         6

ITEM 2.  MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                                  14

ITEM 3.  CONTROLS AND PROCEDURES                                              24

PART II. OTHER INFORMATION                                                    24

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                     24

Signatures                                                                    25

                          PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2003
                                   (unaudited)

                                     ASSETS

Cash and cash equivalents                                          $    202,000
Receivables:
  Oil and gas                                                           119,000
  Related party                                                          15,000
  Other                                                                   1,000
Investment in Triway Land Investors, LLC                                570,000
Real estate investments, net                                         24,833,000
Oil and gas interests, net                                            1,273,000
Loan fees, net                                                          324,000
Other assets                                                            144,000
                                                                   ------------

                                                                   $ 27,481,000
                                                                   ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                                                         74,000
Notes payable and other debt                                         24,976,000
Accrued liabilities                                                     148,000
                                                                   ------------

      Total liabilities                                              25,198,000

Minority interest in consolidated subsidiary                            181,000

Shareholders' equity:
   Nonredeemable preferred stock, par value $.01 per share;
     authorized 50,000,000 shares, none issued
   Common stock, par value $.01 per share; authorized 100,000,000
      shares; issued and outstanding 10,078,105 shares                  101,000
   Additional paid-in capital                                        28,204,000
   Accumulated deficit                                              (26,192,000)
   Treasury stock, 1,967 shares at cost                                 (11,000)
                                                                   ------------

                                                                      2,102,000
                                                                   ------------

                                                                   $ 27,481,000
                                                                   ============

          See accompanying notes to consolidated financial statements.

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                For the three months ended       For the six months ended
                                                         June 30,                        June 30,
                                                --------------------------      --------------------------
                                                    2003           2002             2003           2002
                                                -----------    -----------      -----------    -----------
REVENUES:
  Oil & gas revenue                             $   213,000    $   167,000      $   417,000    $   237,000
  Property rental income                            524,000              0        1,048,000              0
  Interest and other income                           2,000          4,000            3,000         10,000
                                                -----------    -----------      -----------    -----------
                                                    739,000        171,000        1,468,000        247,000

EXPENSES:
  General and administrative                        147,000        116,000          280,000        218,000
  Depreciation, depletion and amortization          205,000         71,000          412,000        115,000
  Oil & gas operations                               46,000         42,000           94,000         90,000
  Property rental operations                          2,000              0            2,000              0
  Interest                                          394,000         14,000          797,000         28,000
                                                -----------    -----------      -----------    -----------

                                                    794,000        243,000        1,585,000        451,000
                                                -----------    -----------      -----------    -----------
Net loss before minority interest and
income taxes                                        (55,000)       (72,000)        (117,000)      (204,000)

Minority interest share of net loss                       0              0            4,000              0
                                                -----------    -----------      -----------    -----------

Net loss before income taxes                        (55,000)       (72,000)        (113,000)      (204,000)

Income tax expense                                    8,000              0            9,000              0
                                                -----------    -----------      -----------    -----------

Net loss                                        $   (63,000)   $   (72,000)     $  (122,000)   $  (204,000)
                                                ===========    ===========      ===========    ===========
Basic and diluted net loss per
share                                           $     (0.01)   $     (0.01)   $       (0.01)  $      (0.03)
                                                ===========    ===========      ===========    ===========



          See accompanying notes to consolidated financial statements.

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                For the six months ended
                                                                        June 30,
                                                                ------------------------
                                                                   2003          2002
                                                                ----------    ----------
CASH FLOWS FROM CONTINUING OPERATIONS:
  Net loss                                                      $ (122,000)   $ (204,000)
  Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
    Minority interest loss                                          (4,000)            0
    Depreciation, depletion and amortization                       412,000       115,000
    Amortization of deferred loan fees                              14,000             0

  Changes in assets and liabilities:
    Decrease (increase) in accounts and mortgage receivable        246,000       (74,000)
    Increase in other assets                                         6,000             0
    Increase (decrease) in accounts payable                        (40,000)       58,000
    Increase (decrease) in accrued liabilities                      18,000       (20,000)
                                                                ----------    ----------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                530,000      (125,000)
                                                                ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in LLC                                                 (6,000)      (14,000)
  Purchase of oil and gas interests                                      0      (738,000)
  Purchases of property and equipment                              (17,000)      (21,000)
                                                                ----------    ----------

NET CASH USED IN INVESTING ACTIVITIES                              (23,000)     (773,000)
                                                                ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on notes payable and other debt                        (460,000)       (2,000)
                                                                ----------    ----------
NET CASH USED IN FINANCING ACTIVITIES                             (460,000)       (2,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                47,000      (900,000)

CASH AND CASH EQUIVALENTS, beginning of period                     155,000     1,203,000
                                                                ----------    ----------
CASH AND CASH EQUIVALENTS, end of period                        $  202,000    $  303,000
                                                                ==========    ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid during the period                               $  793,000    $   29,000
                                                                ==========    ==========
  Taxes paid during the period                                  $    9,000    $        0
                                                                ==========    ==========

          See accompanying notes to consolidated financial statements.

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


Note 1 - UNAUDITED FINANCIAL STATEMENTS

     In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2003, the results of operations for the three and six months ended June 30, 2003 and 2002 and cash flows for the six months ended
June 30, 2003 and 2002. The accompanying consolidated financial statements and notes do not include all disclosures considered necessary for a fair presentation in conformity with accounting principles generally accepted in the United States of America. Therefore, it is recommended that these accompanying statements be read in conjunction with the notes to consolidated financial statements appearing in the Company's Form 10-KSB for the year ended
December 31, 2002. The results of operations for the six-month period ended
June 30, 2003 are not necessarily indicative of the results expected for fiscal year 2003.

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

Had the purchase been completed as of January 1, 2002, the Company would have reported the following:

                                     For the three months ended       For the six months ended
                                              June 30,                        June 30,
                                            (Unaudited)                     (Unaudited)
                                     --------------------------      --------------------------
                                         2003           2002             2003           2002
                                     -----------    -----------      -----------    -----------
     Total revenue                   $   739,000    $   695,000      $ 1,468,000    $ 1,296,000
     Net loss                        $   (63,000)   $   (63,000)     $  (122,000)   $  (187,000)
     Net loss per share              $      (.01)   $      (.01)     $      (.01)   $      (.02)
     Pro Forma weighted
       average shares outstanding     10,078,105     10,078,105       10,078,105     10,708,105

     On July 25, 2002, the Company used $250,000 of its cash and on September 27, 2002, borrowed $400,000 from a shareholder to make a $650,000 deposit on the Property. On October 14, 2002, the Company borrowed an additional $250,000 from the same shareholder to make an additional deposit on the Property. Total funds deposited were $900,000. The Property, after being purchased by the Company and other investors was immediately conveyed to STP, as described above. At the close of escrow on December 11, 2002, $700,000 of the deposit funds was returned to the Company, with $200,000 being held by the lender pending final inspection on March 31, 2003 of the construction work. On December 12, 2002, the Company issued 2,000,000 shares of its common stock in exchange for $500,000 in cash. With the $1,200,000 the Company received in December 2002, $750,000 was used to make an equity contribution to STP and $450,000 was used to repay a portion of the above described shareholder loan. On March 31, 2003, the lender made the final inspection of the construction, and on April 1, 2003, the remaining $200,000 holdback of deposit funds was returned to the Company. Also on April 1, 2003, the Company used the $200,000 to repay the shareholder in full for all funds advanced.

Note 3 - INVESTMENT IN TRIWAY LAND INVESTORS, LLC

     On October 26, 2000, the Company through its membership in Triway Land Investors, LLC ("Triway"), a limited liability company with two additional members, entered into an operating agreement to acquire real property in Scottsdale, Arizona. The acquisition price of the real property acquired by Triway, approximately 10 acres, was $3,600,000. As a result, the Company made a $500,000 equity investment in Triway. According to the operating agreement, the Company and a majority interest member of Triway may be required to make additional contributions up to a proportionate specified amount. On
September 20, 2001, the Company contributed an additional $32,000 equity investment, proportionately, in accordance with the terms of the operating agreement. On April 10, 2002, the Company contributed an additional $14,000 equity investment, proportionately, in accordance with the terms of the operating agreement. On October 31, 2002, Triway made a capital call requiring the Company to contribute an additional $18,000 equity investment, proportionately, in accordance with the terms of the operating agreement. The capital call was recorded to accounts payable at December 31, 2002 and paid on January 27, 2003. On June 2, 2003 the Company contributed an additional $6,000 equity investment. As of June 30, 2003, the Company has contributed a total of $570,000 to Triway, which is the value of the investment on the Company's books at June 30, 2003.

     On August 5, 2003, subsequent to the end of the quarter, Triway sold the entire property for $4,799,000. After all expenses were deducted, the Company received a cash distribution of $684,000 for its membership interest in Triway. The LLC will now be dissolved.

Note 4 - NET LOSS PER COMMON SHARE

     The Company calculates basic and diluted net loss per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128 "Earnings Per Share." Basic net loss per share is computed using the weighted average number of common shares outstanding during each period (10,078,105 shares for the three and six month periods ended June 30, 2003 and 6,878,105 for the three and six month periods ended June 30, 2002). Diluted net loss per share is the same as basic net loss per share for the three and the six month periods ended June 30, 2003 and 2002. In calculating diluted net loss per share for the three and six month periods ended June 30, 2003 and 2002, respectively, 480,000 and 480,000 dilutive securities equivalents consisting of stock options have been excluded because their inclusion would have been antidilutive.

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

     Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's pro forma net loss would have been:

                          For the three months ended       For the six months ended
                                   June 30,                        June 30,
                          --------------------------      --------------------------
                              2003           2002             2003           2002
                          -----------    -----------      -----------    -----------
Net loss:
  As reported             $   (63,000)   $   (72,000)     $  (122,000)   $  (204,000)
                          ===========    ===========      ===========    ===========

Pro forma                 $   (63,000)   $   (72,000)     $  (122,000)   $  (204,000)
                          ===========    ===========      ===========    ===========
Diluted loss per share:
  As reported             $     (0.01)   $     (0.01)     $     (0.01)   $     (0.03)
                          ===========    ===========      ===========    ===========

Pro forma                 $     (0.01)   $     (0.01)     $     (0.01)   $     (0.03)
                          ===========    ===========      ===========    ===========

Note 6 - OIL AND GAS INTERESTS "SA OIL AND GAS CORPORATION"

     On April 19, 2001, the Company purchased 100 percent of the capital stock of SA Oil and Gas Corporation ("SA Oil"), from the shareholders of SA Oil, in exchange for shares of common stock of the Company. Oil and gas interests were recorded as $938,000 on the books of the Company and are being depleted equally over a seven-year period, which is the estimated life of the wells. The Company recorded depletion expense of $34,000 and $67,000 for the three and six months periods ended June 30, 2003, respectively, leaving a net asset of $636,000 on the books of the Company at June 30, 2003. In addition, equipment and intangible development costs of $99,000 were capitalized. Depletion and amortization of $42,000 has been recorded, leaving a net asset of $57,000 in equipment and intangible development costs on the books of the Company at June 30, 2003. The Company recognized gross revenues of $116,000 and $234,000 for the three and six month periods ended June 30, 2003, and $91,000 and $159,000 for the three and six months periods ended June 20, 2002, respectively, on these interests.

Note 7 - OIL AND GAS INTERESTS "STRATFORD AMERICAN ENERGY CORPORATION"

     On June 5, 2002, the Company, through it's wholly owned subsidiary, Stratford American Energy Corporation, purchased working interests in 23 oil and gas properties located in Oklahoma and Texas, effective as of April 1, 2002 in exchange for $738,000 in cash. The purchase price included oil and gas interests of $687,000 and acquisition costs of $51,000 paid at closing. Additional acquisition costs of $17,000, relating to the purchase, were incurred. The total acquisition costs of $68,000 are being amortized equally over a seven-year period. For the three and six month periods ended June 30, 2003, the Company recorded $3,000 and $5,000 in amortization, leaving net acquisition costs of $56,000 on the books of the Company at June 30, 2003. Additional intangible development costs of $7,000 were incurred in 2002 for a treatment to enhance production of one of the producing properties. As of June 30, 2003, total amortization expense of $1,000 has been recorded, leaving net intangible development costs of $6,000 on the books of the Company at June 30, 2003. In addition to the working interests in the properties acquired, the Company agreed to participate on a proportionate basis in the drilling of a development well on one of the properties acquired. Drilling costs of $12,000 for the development well were pre-paid at closing and are included in the oil and gas interests at June 30, 2003. This well is now completed and is a producing property. The oil and gas interests of $687,000 are being depleted equally over a seven-year period, which is the estimated life of the interests. Depletion expense of $24,000 and $49,000 was recorded for the three and six month periods ended
June 30, 2003, respectively, on the oil and gas interests, leaving a net asset of $565,000 on the books of the Company at June 30, 2003. The Company recognized gross revenue from the properties of $95,000 and $174,000 for the three and six month periods ended June 30, 2003, respectively, and $74,000 for the three and six month periods ended June 30, 2002, respectively.

     On July 16, 2003, subsequent to the end of the quarter, the Company, through it's wholly owned subsidiary Stratford American Energy Corporation, paid $25,000 to an operator to participate proportionately in the drilling of a development well on one of the properties, and on July 23, 2003, paid $25,000 to another operator to participate proportionately in the drilling of an additional development well. Funds for the development drilling came from Company cash. The funds paid of $50,000 represent all costs anticipated to drill and test the wells. If the drilling is successful and hydrocarbons are located in commercial quantity, the Company will be responsible for approximately $13,000 in additional costs on the first well to equip and complete the well. Costs to equip and complete the second well, if necessary, will be approximately $18,000. Funds required for the equipment and completion of these wells will come from Company cash.

Note 8 - OPERATING SEGMENTS

     The following tables summarize information about the Company's operations by business operating segments for the three and six month periods ending June 30, 2003 and 2002. The segment shown as Oil & Gas includes working and/or royalty interests in oil and gas properties that are primarily located in Oklahoma and Texas, as described above in Notes 6 and 7. The segment shown as Real Estate includes an office building, leased to a single tenant, located in Scottsdale, Arizona, as described above in Note 2. The segment shown as Other includes the Company's investment in Triway Land Investors, LLC and other corporate activities. The segment shown as Elimination includes intercompany eliminations.

                              OIL & GAS    REAL ESTATE     OTHER      ELIMINATION       TOTAL
                              ----------   -----------   ----------   -----------    -----------
FOR THE THREE MONTHS ENDED
JUNE 30, 2003 (UNAUDITED):

Total revenue                 $  213,000   $   524,000   $   18,000   $   (16,000)   $   739,000

Operating profit (loss)           86,000        (1,000)    (140,000)            0        (55,000)

Identifiable assets            1,544,000    25,243,000      694,000             0     27,481,000

Depreciation, depletion and
  amortization expense            69,000       133,000        3,000             0        205,000

Interest expense                  13,000       380,000        1,000             0        394,000

Interest income                        0             0        1,000             0          1,000

Income tax expense                 8,000             0            0             0          8,000

Expenditures for additions
  (long lived assets)                  0             0        1,000             0          1,000


                              OIL & GAS    REAL ESTATE     OTHER      ELIMINATION       TOTAL
                              ----------   -----------   ----------   -----------    -----------
FOR THE THREE MONTHS ENDED
JUNE 30, 2002 (UNAUDITED):

Total revenue                    167,000             0        4,000             0        171,000

Operating profit (loss)           45,000             0     (117,000)            0        (72,000)

Identifiable assets            1,836,000             0      861,000             0      2,697,000

Depreciation, depletion and
  amortization expense            68,000             0        3,000             0         71,000

Interest expense                  13,000             0        1,000             0         14,000

Interest income                        0             0        4,000             0          4,000

Expenditures for additions
  (long lived assets)            739,000             0            0             0        739,000

                              OIL & GAS    REAL ESTATE     OTHER      ELIMINATION       TOTAL
                              ----------   -----------   ----------   -----------    -----------
FOR THE SIX MONTHS ENDED
JUNE 30, 2003 (UNAUDITED):

Total revenue                 $  417,000   $ 1,048,000    $  35,000    $  (32,000)   $ 1,468,000

Operating profit (loss)          160,000       (18,000)    (255,000)            0       (113,000)

Identifiable assets            1,544,000    25,243,000      694,000             0     27,481,000

Depreciation, depletion and
  amortization expense           139,000       266,000        7,000             0        412,000

Interest expense                  26,000       769,000        2,000             0        797,000

Interest income                        0             0        2,000             0          2,000

Income tax expense                 9,000             0            0             0          9,000

Expenditures for additions
  (long lived assets)              2,000             0       15,000             0         17,000


                              OIL & GAS    REAL ESTATE     OTHER      ELIMINATION       TOTAL
                              ----------   -----------   ----------   -----------    -----------
FOR THE SIX MONTHS ENDED
JUNE 30, 2002 (UNAUDITED):

Total revenue                    237,000             0       10,000             0        247,000

Operating profit (loss)           15,000             0     (219,000)            0       (204,000)

Identifiable assets            1,836,000             0      861,000             0      2,697,000

Depreciation, depletion and
  amortization expense           109,000             0        6,000             0        115,000

Interest expense                  27,000             0        1,000             0         28,000

Interest income                        0             0       10,000             0         10,000

Expenditures for additions
  (long lived assets)            744,000             0       15,000             0        759,000


Note 9 - RECENT ACCOUNTING PRONOUNCEMENTS

     On May 15, 2003, the Financial Accounting Standards Board issued Statement No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. Statement No. 150 requires issuers to classify as liabilities (or assets in some circumstance) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, Statement No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the provisions of Statement No. 150 on July 1, 2003. The Company has not entered into any financial instruments within the scope of Statement No. 150 and does not believe its implementation on July 1, 2003 will have an effect on the Company's financial statements.

     In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES. Interpretation No. 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The recognition and measurement provisions of Interpretation No. 46 are effective for newly created variable interest entities formed after January 31, 2003, and for existing variable interest entities, on the first interim or annual reporting period beginning after June 15, 2003. The Company adopted the provisions of Interpretation No. 46 for existing variable interest entities on July 1, 2003. The adoption of Interpretation No. 46 did not have an effect on the Company's financial statements.

     In June 2001, the Financial Accounting Standards Board issued Statement No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset. Statement No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The Company adopted the provisions of Statement No. 143 effective January 1, 2003. There was no material effect on the Company's financial statements as a result of the adoption.

Note 10 - INCOME TAXES

     Income taxes totaled $9,000 and $0 for the six months ended June 30, 2003 and 2002 respectively. The effective tax rate was (7.96)% and 0% for the three months ended June 30, 2003 and 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     During 2002, the Company purchased an office building in Scottsdale, Arizona, effective December 11, 2002 as discussed below and above in Note 2 of the consolidated financial statements as of June 30, 2003. The Property, after being purchased by the Company and the other investors, was immediately conveyed to STP. The Company owns 80% of the membership interests in, and is the manager of STP. On June 5, 2002, the Company purchased working interests in 23 oil and gas properties, as discussed below and above in Note 7 of the consolidated financial statements as of June 30, 2003. The Company, through its membership in Triway, acquired real property on October 26, 2000 as discussed below and above in Note 3 of the consolidated financial statements as of June 30, 2003. The Company purchased 100% of the capital stock of SA Oil on April 19, 2001 as discussed below and above in Note 6 of the consolidated financial statements as of June 30, 2003. The Company also owns a nominal interest in four oil and gas wells in Arkansas and Oklahoma that generate insignificant revenues.

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

     Real estate investments are carried at cost, less depreciation. The Company's investments in real property are subject to many inherent risks that cannot be controlled, including general economic conditions and the availability of mortgage funds for operations or refinancing. Future adverse changes could result in losses or an inability to recover the carrying value of the investments current carrying value, thereby possibly requiring an impairment charge in the future. In accordance with SFAS No. 144, long-lived assets, such as property, plant and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

LIQUIDITY AND CAPITAL RESOURCES

     On December 11, 2002, the Company, along with other investors, completed the purchase of an office building leased by a single tenant located at 20225 North Scottsdale Road, Scottsdale, Arizona (the "Property") for $25,484,000, which reflects the purchase price of $24,988,000 and closing costs incurred of $496,000. The Company intends to continue this use of the building. The lease is a bondable, triple-net lease, commencing on December 9, 2002, expiring on December 31, 2024, excluding unexercised extensions, and guaranteed by multiple parties under terms of the agreement. The annual base rent for years one through five is $2,096,000 per year. If the financial condition of the tenant and the other guarantors were to deteriorate and the tenant could not pay rents under the terms of the lease agreement, it would have a material adverse effect on the Company. The Property, after being purchased by the Company and the other investors, was immediately conveyed to Scottsdale Thompson Peak, LLC, a newly formed Arizona limited liability company ("STP"). The Company owns 80% of the membership interests in, and is the manager of STP. The Company contributed $750,000 in cash and its 80% undivided interest in the Property in return for its 80% membership interest in STP, and other investors contributed $187,000 in cash and their 20% undivided interest in the Property in return for the remaining 20% of the membership interests in STP. The Company's cash contribution of $750,000 came from company cash of $250,000 and the proceeds of the sale by the Company of 2,000,000 shares of Company common stock for $500,000 to certain of the other investors. STP funded the purchase of the Property through a combination of the cash contributions described above and loans obtained by STP in the aggregate amount of $24,300,000. The $20,000,000 loan is financed with a 5.9% interest rate, 22 year straight-line amortization note and is guaranteed by JDMD Investments, LLC, a major shareholder of the Company, as described in the Guarantee Agreement dated December 11, 2002 and described below. The $2,500,000 loan is financed with a 6% interest rate, interest only note, for a period of two years, due December 11, 2004, and is guaranteed 50% by JDMD Investments, LLC, a major shareholder of the Company, and 50% by Diamond Ventures, Inc. The $1,800,000 loan is financed with a 10% interest rate note, interest only, for a period of two years, due December 2, 2004. The Company also issued a total of 1,200,000 shares of its common stock to JDMD Investments, LLC, a major shareholder of the Company, for its agreement to guarantee payment of certain exceptions or carve outs on the first mortgage, the guarantee of 50% of a $2,500,000 bank loan, the assignment of all its interests in finding and negotiating the purchase of the Property, and obtaining the mortgage loan and other financing involved.

     On June 5, 2002, the Company, through it's wholly owned subsidiary, Stratford American Energy Corporation, purchased working interests in 23 oil and gas properties located in Oklahoma and Texas, effective as of April 1, 2002 in exchange for $738,000 in cash. The purchase price included oil and gas interests of $687,000 and acquisition costs of $51,000 paid at closing. Additional acquisition costs of $17,000, relating to the purchase, were incurred. The total acquisition costs of $68,000 are being amortized equally over a seven-year period. As of June 30, 2003 a total of $12,000 in amortization has been recorded, leaving net acquisition costs of $56,000 on the books of the Company at June 30, 2003. Additional intangible development costs of $7,000 were incurred in 2002 for a treatment to enhance production of one of the producing properties. As of June 30, 2003, total amortization expense of $1,000 has been recorded, leaving net intangible development costs of $6,000 on the books of the Company at June 30, 2003. In addition to the working interests in the properties acquired, the Company agreed to participate on a proportionate basis in the drilling of a development well on one of the properties acquired. Drilling costs of $12,000 for the development well were pre-paid at closing and are included in the oil and gas interests at June 30, 2003. This well is now completed and is a producing property. The oil and gas interests of $687,000 are being depleted equally over a seven-year period, which is the estimated life of the interests.

As of June 30, 2003 total depletion expense of $122,000 has recorded on the oil and gas interests, leaving a net asset of $565,000 on the books of the Company at June 30, 2003.

     On July 16, 2003, subsequent to the end of the quarter, the Company, through it's wholly owned subsidiary, Stratford American Energy Corporation, paid $25,000 to an operator to participate proportionately in the drilling of a development well on one of the properties, and on July 23, 2003, paid $25,000 to another operator to participate proportionately in the drilling of an additional development well. Funds for the development drilling came from Company cash. The funds paid of $50,000 represent all costs anticipated to drill and test the wells. If the drilling is successful and hydrocarbons are located in commercial quality, the Company will be responsible for approximately $13,000 in additional costs on the first well to equip and complete the well. Costs to equip and complete the second well, if necessary, will be approximately $18,000. Funds required for the equipment and completion of these wells will come from Company cash.

     On April 19, 2001, the Company purchased 100 percent of the capital stock of SA Oil from the shareholders of SA Oil, in exchange for 755,948 shares of common stock of the Company. SA Oil owns working interests and/or royalty interests in 87 oil and gas properties located in Oklahoma and Texas.

     On October 26, 2000, the Company through its membership in Triway Land Investors, LLC ("Triway"), a limited liability company with two additional members, entered into an operating agreement to acquire real property in Scottsdale, Arizona. The acquisition price of the real property acquired by Triway, approximately 10 acres, was $3,600,000. As a result, the Company made a $500,000 equity investment in Triway. According to the operating agreement, the Company and a majority interest member of Triway may be required to make additional contributions up to a proportionate specified amount. On
September 20, 2001, the Company contributed an additional $32,000 equity investment, proportionately, in accordance with the terms of the operating agreement. On April 10, 2002, the Company contributed an additional $14,000 equity investment, proportionately, in accordance with the terms of the operating agreement. On October 31, 2002, Triway made a capital call requiring the Company to contribute an additional $18,000 equity investment, proportionately, in accordance with the terms of the operating agreement. The capital call was recorded to accounts payable at December 31, 2002 and paid on January 27, 2003. On June 2, 2003 the Company contributed an additional $6,000 equity investment. As of June 30, 2003, the Company has contributed a total of $570,000 to Triway, which is the value of the investment on the Company's books at June 30, 2003.

     On August 5, 2003, subsequent to the end of the quarter, Triway sold the entire property for $4,700,000. After all expenses were deducted, the Company received a cash distribution of $684,000 for its membership interest in Triway. The LLC will now be dissolved.

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

RESULTS OF OPERATIONS - THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2003, COMPARED WITH THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2002

     The Company reported a net loss of $63,000 and $122,000 during the three and six month periods ended June 30, 2003, compared to a net loss of $72,000 and $204,000 for the three and six month periods ended June 30, 2002. Oil and gas revenue increased from $167,000 and $237,000 for the three and six month periods ended June 30, 2002 to $213,000 and $417,000 for three and six month periods ended June 30, 2003. The increase of $46,000 and $180,000 for the three and six month periods ended June 30, 2003 and 2002, respectively, is due primarily to the June 5, 2002 purchase by the Company, through its wholly owned subsidiary Stratford American Energy Corporation, of working interests in 23 oil and gas properties, effective April 1, 2002, along with rising prices received for oil and gas sold in 2003. Separately, SA Oil properties generated $116,000 and $234,000 in gross revenue for the three and six month periods ended June 30, 2003, and $91,000 and $159,000 for the three and six month periods ended
June 30, 2002. The working interests in the 23 oil and gas properties, acquired effective April 1, 2002, generated $95,000 and $174,000 in gross revenue for the three and six month periods ended June 30, 2003, and $74,000 for the three and six month periods ended June 30, 2002. Properties owned prior to the acquisition of SA Oil and the June 5, 2002 purchase generated $2,000 and $9,000 in gross revenue for the three and six month periods ended June 30, 2003 and $2,000 and $4,000 for the three and six month periods ended June 30, 2002. The increase in rental income of $524,000 and $1,048,000 reported for the three and six month periods ended June 30, 2003 over that reported for the same periods ended
June 30, 2002, was due to the December 11, 2002 purchase by the Company and other investors, of an office building located in Scottsdale, Arizona. Interest and other income decreased from $4,000 and $10,000 for the three and six month periods ended June 30, 2002 to $2,000 and $3,000 for the three and six month periods ended June 30, 2003. The decrease in interest income can be attributed to reduced interest earned on lower cash balances during the six months ended June 30, 2003, compared to June 30, 2002.

     General and administrative expenses increased from $116,000 and $218,000 for the three and six month periods ended June 30, 2002 to $147,000 and $280,000 for the three and six month periods ended June 30, 2003. The increase of $31,000 for the three month period ended June 30, 2003 is due to increased professional fees of $25,000 and increased insurance costs of $6,000. The increase in professional fees can be attributed to an increase in the accrual for accounting fees, due to higher fees billed in 2003 and to legal fees incurred for services relating to the filing of required reports during the first six months of 2003. The increase of $62,000 for the six month period ended June 30, 2003 is due to increased professional fees of $36,000, insurance costs of $18,000 and to an increase in office rent of $8,000. The increase in professional fees and insurance costs for the six month period ending June 30, 2003, are due to higher accounting and legal fees as described above for the three month period ending June 30, 2003. The increase in office rent was due primarily to reduced rental reimbursements received from a sublease of the Company's offices in 2003 and to increased common area charges and taxes billed to the Company by the landlord for the Company's office space. Rental reimbursements received for the six month period ended June 30, 2002 were $12,000 compared to rental reimbursements of $8,000 received for the six month period ended June 30, 2003. Increased common area charges and related taxes of $4,000 were billed to the Company during the six months ended June 30, 2003.

     Depreciation, depletion and amortization expense increased from $71,000 and $115,000 for the three and six month periods ended June 30, 2002 to $205,000 and $412,000 for the three and six month periods ended June 30, 2003. The increase of $134,000 for the three months ended June 30, 2003, is due to additional amortization of $1,000 on intangible drilling costs related to the SA Oil properties and to additional depreciation of $133,000 related to the December 11, 2002, purchase of the office building. The Property after being purchased was immediately conveyed to STP. The Company owns 80% of the membership interests in and is the manager of STP. The increase of $297,000 for the six months ended June 30, 2003 can be attributed to $266,000 of depreciation taken on the office building purchased on December 11, 2002, to additional depletion and amortization of $27,000 taken on the working interests in the 23 oil and gas properties purchased on June 5, 2002, and to additional amortization of $3,000 taken for intangible drilling costs related to the SA Oil properties.

     Oil and gas operations expense increased from $42,000 and $90,000 for the three and six month periods ended June 30, 2002 to $46,000 and $94,000 for the three and six month periods ended June 30, 2003. The increase of $4,000 for the three month period ended June 30, 2003 is due to additional expense of $3,000 related to the June 5, 2002 purchase of the working interests in 23 oil and gas properties, effective April 1, 2002 and to $1,000 of additional operating expense on the SA Oil properties. The increase of $4,000 for the six month period ended June 30, 2003 is due to additional expense of $7,000 related to the working interests in 23 oil and gas properties, offset by reduced operating expense of $2,000 recorded for the SA Oil properties and by reduced operating expense of $1,000 on previously owned properties.

     Interest expense increased from $14,000 and $28,000 for the three and six month periods ended June 30, 2002 to $394,000 and $797,000 for the three and six month periods ended June 30, 2003. The increase of $380,000 for the three month period ended June 30, 2003 is due to interest expense of $373,000 incurred on the debt relating to the December 11, 2002 purchase of the office building in Scottsdale, Arizona and to amortization of $7,000 on loan and guarantee fees also relating to the December 11, 2002 purchase of the office building. The increase of $769,000 for the six month period ended June 30, 2003 is due primarily to interest expense of $756,000 incurred on the debt relating to the December 11, 2002 purchase of the office building in Scottsdale, Arizona and to amortization of $13,000 on loan and guarantee fees also relating to the December 11, 2002 purchase of the office building. The Property after being purchased was immediately conveyed to STP. The Company owns 80% of the membership interests in, and is the manager of STP. Total interest expense of $380,000 and $769,000 was recorded for the three and six month periods ended June 30, 2003 for the debt and the loan fees related to the December 11, 2002 purchase of the office building. Interest expense for previous obligations was $14,000 for the three month periods ended June 30, 2003 and 2002, respectively, and $28,000 for the six month periods ended June 30, 2003 and 2002, respectively.

     During the three and six month periods ended June 30, 2003, the Company accrued expense reimbursements of $17,000, to be received from two companies that are partially owned by four of the Company's executives or directors. These receipts are reimbursements for administrative expenses incurred by the Company on behalf of the related parties. This arrangement allows the Company to reduce expense and still maintain adequate staffing. The reimbursements are recorded as a reduction of general and administrative expense for the three and six month periods ended June 30, 2003. At June 30, 2003, $15,000 of the expense reimbursement is recorded in related party receivables.

     During the three and six month periods ended June 30, 2003, the Company accrued rental reimbursements of $3,000 to be received from a Company that is partially owned by four of the Company's executives or directors for a month-to-month sublease of a portion of the Company's offices. The rent is at market rate. This is recorded as a reduction in rental expense, included in general and administrative expense. As of June 30, 2003, all of the rental reimbursements had been received.

     At March 31, 2003, a note payable of $200,000, due no later than June 20, 2003, bearing an interest rate of 10%, with interest and principal due at maturity, was owed to a majority shareholder of the Company. At March 31, 2003, $6,000 of accrued interest on this related party note payable was included in accrued liabilities. On April 1, 2003, the note and all accrued interest was paid in full. (See Note 2 of the consolidated financial statements as of June 30, 2003).

     At June 30, 2003, a note payable of $1,800,000, due December 2, 2004, bearing an interest rate of 10%, with interest due monthly, was owed to a majority shareholder of the Company.

     At June 30, 2003, a note payable of $903,000, due in September of 2005, bearing an interest rate of 6%, with interest due quarterly, was owed to a minority shareholder of the Company. At June 30, 2003, $18,000 of accrued interest on the note payable is included in accrued liabilities.

REAL ESTATE ACTIVITIES

     The Company's real estate assets are held by limited liability companies. On October 6, 2000, the Company through its membership in Triway Land Investors, LLC purchased approximately 10 acres of land in Scottsdale, Arizona for $3,600,000. Original plans called for the development of office buildings for lease or sale. Due to market conditions and vacancy rates in the area, members of Triway have agreed to market the property without substantial improvements. On August 5, 2003, subsequent to the end of the quarter, Triway sold the entire property for $4,799,000. After all expenses were deducted, the Company received a cash distribution of $684,000 for its membership interest in Triway. The LLC will now be dissolved.

     On December 11, 2002, the Company through its membership in Scottsdale Thompson Peak, LLC purchased a 157,566 square foot office building that is 100% percent leased by a single tenant for a term of 22 years. Under terms of the office building lease Scottsdale Thompson Peak, LLC is to receive annual rents of $2,096,000, paid in equal monthly installments during the first five years of the lease. In years six, eleven and sixteen of the lease annual rents are escalated by 10% of annual rents paid in the preceding year. All repairs and maintenance, insurance, real estate taxes and utilities are the responsibility of the tenant. The Company owns an 80% interest in Scottsdale Thompson Peak, LLC and is the manager of, the LLC. For the three and six month periods ended
June 30, 2003, the Company recognized gross rental revenues of $524,000 and $1,048,000. Depreciation expense for the same periods was $133,000 and $266,000. Total interest expense of $380,000 and $769,000 was recorded for three and six month periods ended June 30, 2003. Of such interest expense $373,000 and $756,000 was interest on the debt for the three and six month periods ended
June 30, 2003 and $7,000 and $13,000 was amortization of loan and guarantee fees paid at closing for the three and six month periods ended June 30, 2003.

Had the purchase been completed as of January 1, 2002, the Company would have reported the following:

                                     For the three months ended       For the six months ended
                                              June 30,                        June 30,
                                            (Unaudited)                     (Unaudited)
                                     --------------------------      --------------------------
                                         2003           2002             2003           2002
                                     -----------    -----------      -----------    -----------
     Total revenue                   $   739,000    $   695,000      $ 1,468,000    $ 1,296,000
     Net loss                        $   (63,000)   $   (63,000)     $  (122,000)   $  (187,000)
     Net loss per share              $      (.01)   $      (.01)     $      (.01)   $      (.02)
     Pro Forma weighted
       average shares outstanding     10,078,105     10,078,105       10,078,105     10,708,105

OIL AND GAS ACTIVITIES

     Gross revenues from oil and gas operations increased from $167,000 and $237,000 for the three and six month periods ended June 30, 2002 to $213,000 and $417,000 for the three and six month periods ended June 30, 2003, and accounted for 29% and 28%, respectively, of the total revenue reported by the Company for the three and six month periods ended June 30, 2003. The increase was due largely to the April 1, 2002 purchase of working interests in 23 oil and gas properties, along with rising prices received for oil and gas sold in the first two quarters of 2003. Depletion, depreciation and amortization expense of $69,000 and $139,000 was recorded for the three and six month periods ended
June 30, 2003, compared to $68,000 and $109,000 for the three and six month periods ended June 30, 2002. Operating profits from the oil and gas activities were $86,000 and $160,000 for the three and six month periods ended June 30, 2003 compared to operating profits of $45,000 and $15,000 for the three and six month periods ended June 30, 2002.

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

     On July 16, 2003, subsequent to the end of the quarter, the Company, through it's wholly owned subsidiary Stratford American Energy, paid $25,000 to an operator to participate proportionately in the drilling of a development well on one of the properties, and on July 23, 2003, paid $25,000 to another operator to participate proportionately in the drilling of an additional development well. Funds for the development drilling came from Company cash. The funds paid of $50,000 represent all costs anticipated to drill and test the wells. If the drilling is successful and hydrocarbons are located in commercial quantity, the Company will be responsible for approximately $13,000 in additional costs on the first well to equip and complete the well. Costs to equip and complete the second well, if necessary, will be approximately $18,000. Funds required for the equipment and completion of these wells will come from Company cash.

     Other than the capital requirements described above, the Company does not have any material plans for future capital expenditures at the present time.

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

ITEM 3.  CONTROLS AND PROCEDURES

     Our Chief Executive Officer, our President and our Controller, based on the evaluation of our disclosure controls and procedures (as defined in rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that, as of June 30, 2003, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the three months ended June 30, 2003, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                           PART II. OTHER INFORMATION

Responses to Items 1 through 5 are omitted since these items are inapplicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  EXHIBITS

             See index beginning on page 26

        (b)  REPORTS ON FORM 8-K

             There were no reports on Form 8-K filed for the three months ended June 30, 2003.

     SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    STRATFORD AMERICAN CORPORATION
                                    Registrant


Date: August 14, 2003               By /s/ Mel L. Shultz
                                       -----------------------------------------
                                       Mel L. Shultz, President and Director




Date: August 14, 2003               By /s/ David H. Eaton
                                       -----------------------------------------
                                       David H. Eaton, Chief Executive Officer
                                       and Chairman of the Board




Date: August 14, 2003               By /s/ Daniel E. Matthews
                                       -----------------------------------------
                                       Daniel E. Matthews, Controller, Secretary
                                       and Treasurer

                                 EXHIBITS INDEX

Exhibits 31.1, 31.2, 31.3 and 32 are originally filed with this report. The Company hereby incorporates all other exhibits by reference pursuant to Rule 12b-32, each of which (except Exhibits 2.1, 2.2, 2.3, 3.3, 10.1, 10.2 and 10.3)
was filed as an exhibit to the Company's Registration on Form 10, which was filed July 22, 1988, and amended on October 7, 1988, and December 8, 1988.
Exhibit 2.1 was filed with the Company's Form 8-K filed with the Securities and Exchange Commission on May 2, 2001. Exhibit 2.2 was filed with the Company's Form 8-K filed with the Securities and Exchange Commission on June 18, 2002.
Exhibit 2.3 was filed as Exhibit 2.1 with the Company's Form 8-K filed with the Securities and Exchange Commission on December 26, 2002. Exhibit 3.3 was filed with the Company's Registration Statement on Form S-1 on June 12, 1989. Exhibit
10.1 was filed as Exhibit 10.14 to the Company's Form 10-KSB for the year ended December 31, 2000, which was filed with the Securities and Exchange Commission on April 2, 2001. Exhibit 10.2 was filed with the Company's Form 10-QSB filed with the Securities and Exchange Commission on November 14, 2002. Exhibit 10.3 was filed as Exhibit 10.19 to the Company's Form 10-KSB for the year ended December 31, 2002, which was filed with the Securities and Exchange Commission on March 31, 2003.

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
          Trust and David Goldstein, dated September 27, 2002                N/A

 10.3     Operating Agreement of Scottsdale Thompson Peak, LLC               N/A

 31.1     Certification pursuant to Section 302 of the
          Sarbanes-Oxley Act of 2002                                         28

 31.2     Certification pursuant to Section 302 of the
          Sarbanes-Oxley Act of 2002                                         29

 31.3     Certification pursuant to Section 302 of the
          Sarbanes-Oxley Act of 2002                                         30

 32       Officer Certification pursuant to Section 906 of the
          Sarbanes-Oxley Act of 2002                                         31