Form 10QSB
period 2003-09-30
STRATFORD AMERICAN CORP
filed 2003-11-14
CIK 836435

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ------------

                                   FORM 10-QSB

(Mark One)
   (X)            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

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

At October 31, 2003, 11,078,105 shares of the issuer's common stock were issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                         STRATFORD AMERICAN CORPORATION

                                      INDEX

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Consolidated Balance Sheet as of September 30, 2003 (unaudited)               3

Consolidated Statements of Operations for the three and nine
months ended September 30, 2003 and 2002 (unaudited)                          4

Consolidated Statements of Cash Flows for the nine months
ended September 30, 2003 and 2002 (unaudited)                                 5

Notes to Consolidated Financial Statements (unaudited)                        6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                                 15

ITEM 3.  CONTROLS AND PROCEDURES                                             23

PART II. OTHER INFORMATION                                                   24

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                    24

Signatures                                                                   25

                          PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2003
                                   (unaudited)

                                     ASSETS

Cash and cash equivalents                                          $    863,000
Receivables:
  Oil and gas                                                            96,000
  Related party                                                          15,000
Real estate investments, net                                         24,700,000
Oil and gas interests, net                                            1,261,000
Loan fees, net                                                          317,000
Other assets                                                            128,000
                                                                   ------------

                                                                   $ 27,380,000

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                                                         51,000
Notes payable and other debt                                         23,957,000
Accrued liabilities                                                     131,000
                                                                   ------------

      Total liabilities                                              24,139,000

Minority interest in consolidated subsidiary                            180,000

Shareholders' equity:
  Nonredeemable preferred stock, par value $.01 per share;
    authorized 50,000,000 shares, none issued
  Common stock, par value $.01 per share; authorized
    100,000,000 shares;  issued and outstanding
    11,078,105 shares                                                   111,000
  Additional paid-in capital                                         28,511,000
  Accumulated deficit                                               (25,550,000)
  Treasury stock, 1,967 shares at cost                                  (11,000)
                                                                   ------------
                                                                      3,061,000
                                                                   ------------

                                                                   $ 27,380,000
                                                                   ============

          See accompanying notes to consolidated financial statements.

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                              For the three months ended      For the nine months ended
                                                     September 30,                   September 30,
                                              --------------------------      --------------------------
                                                  2003          2002              2003          2002
                                              ------------  ------------      ------------  ------------
REVENUES:
  Oil & gas revenue                           $    166,000  $    160,000      $    583,000  $    397,000
  Property rental income                           524,000             0         1,572,000             0
  Gain on restructuring of payables                614,000             0           614,000             0
  Interest and other income                        116,000        33,000           119,000        43,000
                                              ------------  ------------      ------------  ------------
                                                 1,420,000       193,000         2,888,000       440,000
EXPENSES:
  General and administrative                       125,000       110,000           405,000       328,000
  Depreciation, depletion and amortization         205,000        71,000           617,000       186,000
  Oil & gas operations                              48,000        45,000           142,000       135,000
  Property rental operations                         3,000             0             5,000             0
  Interest                                         392,000        15,000         1,189,000        43,000
                                              ------------  ------------      ------------  ------------
                                                   773,000       241,000         2,358,000       692,000
                                              ------------  ------------      ------------  ------------
Net income (loss) before minority interest
  and income taxes                                 647,000       (48,000)          530,000      (252,000)

Minority interest share of net loss                  1,000             0             5,000             0
                                              ------------  ------------      ------------  ------------
Net income (loss) before income taxes              648,000       (48,000)          535,000      (252,000)

Income tax expense                                   6,000             0            15,000             0
                                              ------------  ------------      ------------  ------------

Net income (loss)                             $    642,000  $    (48,000)     $    520,000  $   (252,000)
                                              ============  ============      ============  ============
Basic and diluted net income (loss) per
  share                                       $       0.06  $      (0.01)     $       0.05  $      (0.04)
                                              ============  ============      ============  ============
Shares used to compute income
  (loss) per share                              10,371,583     6,878,105        10,177,006     6,878,105
                                              ============  ============      ============  ============

          See accompanying notes to consolidated financial statements.

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                For the nine months ended
                                                                      September 30,
                                                                -------------------------
                                                                    2003          2002
                                                                -----------   -----------
CASH FLOWS FROM CONTINUING OPERATIONS:
  Net income (loss)                                             $   520,000   $  (252,000)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
    Minority interest loss                                           (5,000)            0
    Gain on restructuring of payables                              (614,000)            0
    Gain on sale of investment in LLC                              (114,000)            0
    Depreciation, depletion and amortization                        617,000       186,000
    Amortization of deferred loan fees                               21,000             0

  Changes in assets and liabilities:
    Decrease (increase) in accounts and mortgage receivable         270,000       (53,000)
    Decrease (increase) in other assets                              22,000        (6,000)
    Increase (decrease) in accounts payable                         (64,000)       58,000
    Increase (decrease) in accrued liabilities                       30,000       (15,000)
                                                                -----------   -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                 683,000       (82,000)
                                                                -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of investment in LLC                           684,000             0
  Investment in LLC                                                  (6,000)      (14,000)
  Deposits                                                                0      (650,000)
  Purchase of oil and gas interests                                 (56,000)     (738,000)
  Purchases of property and equipment                               (21,000)      (22,000)
                                                                -----------   -----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                 601,000    (1,424,000)
                                                                -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on notes payable and other debt                         (576,000)       (2,000)
  Proceeds from note payable                                              0       400,000
                                                                -----------   -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                (576,000)      398,000
                                                                -----------   -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                708,000    (1,108,000)

CASH AND CASH EQUIVALENTS, beginning of period                      155,000     1,203,000
                                                                -----------   -----------
CASH AND CASH EQUIVALENTS, end of period                        $   863,000   $    95,000
                                                                ===========   ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid during the period                               $ 1,169,000   $    43,000
                                                                ===========   ===========
  Taxes paid during the period                                  $    11,000   $     1,000
                                                                ===========   ===========

          See accompanying notes to consolidated financial statements.

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


Note 1 - UNAUDITED FINANCIAL STATEMENTS

     In the opinion of Stratford American Corporation (the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2003, the results of operations for the three and nine months ended September 30, 2003 and 2002 and cash flows for the nine months ended September 30, 2003 and 2002. The accompanying consolidated financial statements and notes do not include all disclosures considered necessary for a fair presentation in conformity with accounting principles generally accepted in the United States of America. Therefore, it is recommended that these accompanying statements be read in conjunction with the notes to consolidated financial statements appearing in the Company's Form 10-KSB for the year ended December 31, 2002. The results of operations for the nine-month period ended September 30, 2003 are not necessarily indicative of the results expected for fiscal year 2003.

Note 2 - RESTRUCTURING OF PAYABLES

     Effective September 4, 2003, the Company exchanged 1,000,000 shares of its common stock in full satisfaction of the outstanding note payable in the amount of $903,000, along with accrued interest of $28,000. This note was payable to a minority shareholder. The market value of the shares at issue date was $.20 per share. This transaction resulted in a gain of $614,000 which is reflected as a gain on restructuring of payables in the accompanying Consolidated Statements of Operations and an increase in additional paid-in capital of $307,000, $190,000 of which represents excess of fair market value over par value of the shares issued and $117,000 of which is deemed a capital contribution from the aforementioned minority shareholder.

Note 3 - INVESTMENT IN SCOTTSDALE THOMPSON PEAK, LLC

     On December 11, 2002, the Company, along with other investors, completed the purchase of an office building leased by a single tenant located at 20225 North Scottsdale Road, Scottsdale, Arizona (the "Property") for $25,484,000, which reflects the purchase price of $24,988,000 and closing costs incurred of $496,000. The Company intends to continue this use of the building. The Property, after being purchased by the Company and the other investors, was immediately conveyed to Scottsdale Thompson Peak, LLC, a newly formed Arizona limited liability company ("STP"). The Company owns 80% of the membership interests in, and is the manager of STP. STP funded the purchase of the Property through a combination of cash contributions and loans obtained by STP, in the aggregate amount of $24,300,000. A loan of $20,000,000 is financed with a 5.9% interest rate, 22 year straight-line amortization note and is guaranteed by JDMD

Investments, LLC, a major shareholder of the Company. A loan of $2,500,000 is financed with a 6% interest rate, interest only note, for a period of two years, due December 11, 2004, and is guaranteed 50% by JDMD Investments, LLC and 50% by Diamond Ventures, Inc., a major shareholder of the Company. A loan of $1,800,000 is financed with a 10% interest rate note, interest only, for a period of two years, due December 2, 2004. The Company also issued a total of 1,200,000 shares of its common stock, in December 2002, to JDMD Investments, LLC, a major shareholder of the Company, for its agreement to guarantee payment of certain exceptions or carve outs on the first mortgage, the guarantee of 50% of a $2,500,000 bank loan, the assignment of all its interests in finding and negotiating the purchase of the Property, and obtaining the mortgage loan and other financing involved.

Had the purchase been completed as of January 1, 2002, the Company would have reported the following:

                                     For the three months ended      For the nine months ended
                                           September 30,                   September 30,
                                            (unaudited)                     (unaudited)
                                     --------------------------      --------------------------
                                         2003           2002             2003           2002
                                     -----------    -----------      -----------    -----------
     Total revenue                   $ 1,420,000    $   717,000      $ 2,888,000    $ 2,012,000
     Net income (loss)               $   642,000    $   (38,000)     $   520,000    $  (224,000)
     Net income (loss) per share     $      0.06    $     (0.00)     $      0.05    $     (0.02)

     Pro Forma weighted
       average shares outstanding     10,371,583     10,078,105       10,177,006     10,078,105

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

Note 4 - INVESTMENT IN TRIWAY LAND INVESTORS, LLC

     On October 26, 2000, the Company through its membership in Triway Land Investors, LLC ("Triway"), a limited liability company with two additional members, entered into an operating agreement to acquire real property in Scottsdale, Arizona. The acquisition price of the real property acquired by Triway, approximately 10 acres, was $3,600,000. As a result, the Company made a $500,000 equity investment in Triway. According to the operating agreement, the Company and a majority interest member of Triway were required to make additional contributions up to a proportionate specified amount. As of August 5, 2003, the Company had contributed a total of $570,000 to Triway, which was the value of the investment on the Company's books on that date. On August 5, 2003, Triway sold the real property for $4,799,000. After all expenses were deducted, the Company received a cash distribution of $684,000 for its membership interest in Triway. The Company recognized a gain of $114,000 from the sale of its investment in Triway, which is reflected in interest and other income in the accompanying Consolidated Statements of Operations.

Note 5 - NET EARNINGS (LOSS) PER COMMON SHARE

     The Company calculates basic and diluted net earnings (loss) per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128 "Earnings Per Share." Basic net earnings (loss) per share is computed using the weighted average number of common shares outstanding during each period (10,371,583 and 10,177,006 shares for the three and nine month periods ended September 30, 2003 and 6,878,105 for the three and nine month periods ended September 30, 2002). Diluted net earnings (loss) per share is the same as basic net earnings (loss) per share for the three and the nine month periods ended September 30, 2003 and 2002. In calculating diluted net earnings (loss) per share for the three and nine month periods ended September 30, 2003 and 2002, 480,000 dilutive securities equivalents consisting of stock options have been excluded because their inclusion would have been antidilutive.

Note 6 - EMPLOYEE STOCK OPTIONS

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

     In December 2002, the Financial Accounting Standards Board issued Statement No. 148, "ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE, an amendment to FASB Statement 123." Statement 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirements of Statement 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION," to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure provisions of Statement 148 effective December 31, 2002.

     Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's pro forma net income (loss) would have been:

                          For the three months ended      For the nine months ended
                                 September 30,                   September 30,
                          --------------------------      --------------------------
                              2003           2002             2003           2002
                          -----------    -----------      -----------    -----------
Net income (loss):
  As reported             $   642,000    $   (48,000)     $   520,000    $  (252,000)
                          ===========    ===========      ===========    ===========

Pro forma                 $   642,000    $   (48,000)     $   520,000    $  (252,000)
                          ===========    ===========      ===========    ===========
Diluted income (loss)
per share:
  As reported             $      0.06    $     (0.01)     $      0.05    $     (0.04)
                          ===========    ===========      ===========    ===========

Note 7 - OIL AND GAS INTERESTS "SA OIL AND GAS CORPORATION"

     On April 19, 2001, the Company purchased 100 percent of the capital stock of SA Oil and Gas Corporation ("SA Oil"), from the shareholders of SA Oil, in exchange for shares of common stock of the Company. Oil and gas interests were recorded as $938,000 on the books of the Company and are being depleted equally over a seven-year period, which is the estimated life of the wells. The Company recorded depletion expense of $34,000 and $101,000 for the three and nine months periods ended September 30, 2003, respectively, leaving a net asset of $602,000 on the books of the Company at September 30, 2003. In addition, equipment and intangible development costs of $99,000 were capitalized. Depletion and amortization of $46,000 has been recorded, leaving a net asset of $53,000 in equipment and intangible development costs on the books of the Company at September 30, 2003. The Company recognized gross revenues of $114,000 and $348,000 for the three and nine month periods ended September 30, 2003, and $90,000 and $248,000 for the three and nine months periods ended September 30, 2002, respectively, on these interests.

Note 8 - OIL AND GAS INTERESTS "STRATFORD AMERICAN ENERGY CORPORATION"

     On June 5, 2002, the Company, through its wholly owned subsidiary, Stratford American Energy Corporation, purchased working interests in 23 oil and gas properties located in Oklahoma and Texas, effective as of April 1, 2002 in exchange for $738,000 in cash. The purchase price included oil and gas interests of $687,000 and acquisition costs of $51,000 paid at closing. Additional acquisition costs of $17,000, relating to the purchase, were incurred. The total acquisition costs of $68,000 are being amortized equally over a seven-year period. For the three and nine month periods ended September 30, 2003, the Company recorded $3,000 and $7,000 in amortization, leaving net acquisition costs of $53,000 on the books of the Company at September 30, 2003. Additional intangible development costs of $7,000 were incurred in 2002 for a treatment to enhance production of one of the producing properties. As of September 30, 2003, total amortization expense of $1,000 has been recorded, leaving net intangible development costs of $6,000 on the books of the Company at September 30, 2003. In addition to the working interests in the properties acquired, the Company agreed to participate on a proportionate basis in the drilling of a development well on one of the properties acquired. Drilling costs of $12,000 for the development well were pre-paid at closing and are included in the oil and gas interests at September 30, 2003. This well is now completed and is a producing property. The oil and gas interests of $687,000 are being depleted equally over a seven-year period, which is the estimated life of the interests. Depletion expense of $25,000 and $74,000 was recorded for the three and nine month periods ended September 30, 2003, respectively, on the oil and gas interests, leaving a net asset of $540,000 on the books of the Company at September 30, 2003. The Company recognized gross revenue from the properties of $49,000 and $223,000 for the three and nine month periods ended September 30, 2003, respectively, and $67,000 and $142,000 for the three and nine month periods ended September 30, 2002, respectively.

     On July 16, 2003, the Company, through its wholly owned subsidiary Stratford American Energy Corporation, paid $25,000 to an operator to participate proportionately in the drilling of a development well on one of the properties, and on July 23, 2003, paid $25,000 to another operator to participate proportionately in the drilling of an additional development well. Funds for the development drilling came from Company cash. The funds paid of $50,000 represent all costs anticipated to drill and test the wells. The drilling of the first well was successful and hydrocarbons were located in commercial quantity. The Company is now responsible for approximately $13,000 in additional costs to equip and complete the well. Costs to equip and complete the second well, if necessary, will be approximately $18,000. Funds required for the equipment and completion of these wells will come from Company cash. The second well is scheduled to be drilled to a depth of 18,500 feet. As of October 24, 2003, the well had been drilled to a depth of 16,600 feet. Testing on this well will begin once the total depth has been reached, which is expected during the 4th quarter of 2003.

Note 9 - OPERATING SEGMENTS

     The following tables summarize information about the Company's operations by business operating segments for the three and nine month periods ending September 30, 2003 and 2002. The segment shown as Oil & Gas includes working and/or royalty interests in oil and gas properties that are primarily located in Oklahoma and Texas, as described above in Notes 7 and 8. The segment shown as Real Estate includes an office building, leased to a single tenant, located in Scottsdale, Arizona, as described above in Note 3. The segment shown as Other includes the Company's investment in Triway Land Investors, LLC, the restructuring of payables and other corporate activities. The segment shown as Elimination includes intercompany eliminations.

                               OIL & GAS    REAL ESTATE      OTHER      ELIMINATION       TOTAL
                              -----------   -----------   -----------   -----------    -----------
FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 2003
(UNAUDITED):

Total revenue                 $   166,000   $   524,000   $   746,000   $   (16,000)   $ 1,420,000

Operating profit                   39,000        13,000       596,000             0        648,000

Identifiable assets             1,528,000    25,117,000       735,000             0     27,380,000

Depreciation, depletion and
  amortization expense             69,000       133,000         3,000             0        205,000

Interest expense                   10,000       382,000             0             0        392,000

Interest income                         0             0         2,000             0          2,000

Other income                            0             0       114,000             0        114,000

Income tax expense                  6,000             0             0             0          6,000

Expenditures for additions
  (long lived assets)              54,000             0         6,000             0         60,000


                               OIL & GAS    REAL ESTATE      OTHER      ELIMINATION       TOTAL
                              -----------   -----------   -----------   -----------    -----------

FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 2002
(UNAUDITED):

Total revenue                     160,000             0        33,000             0        193,000

Operating profit (loss)            34,000             0       (82,000)            0        (48,000)

Identifiable assets             1,715,000             0     1,338,000             0      3,053,000

Depreciation, depletion and
  amortization expense             68,000             0         3,000             0         71,000

Interest expense                   14,000             0         1,000             0         15,000

Interest income                         0             0         1,000             0          1,000

Other income                            0             0        32,000             0         32,000

Expenditures for additions
  (long lived assets)               2,000             0             0             0          2,000

                               OIL & GAS    REAL ESTATE      OTHER      ELIMINATION       TOTAL
                              -----------   -----------   -----------   -----------    -----------
FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2003
(UNAUDITED):

Total revenue                 $   583,000   $ 1,572,000   $   781,000   $   (48,000)   $ 2,888,000

Operating profit                  197,000        26,000       312,000             0        535,000

Identifiable assets             1,528,000    25,117,000       735,000             0     27,380,000

Depreciation, depletion and
  amortization expense            208,000       399,000        10,000             0        617,000

Interest expense                   36,000     1,151,000         2,000             0      1,189,000

Interest income                         0             0         3,000             0          3,000

Other income                            0             0       116,000             0        116,000

Income tax expense                 15,000             0             0             0         15,000

Expenditures for additions
  (long lived assets)              56,000             0        21,000             0         77,000


                               OIL & GAS    REAL ESTATE      OTHER      ELIMINATION       TOTAL
                              -----------   -----------   -----------   -----------    -----------

FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2002
(UNAUDITED):

Total revenue                     397,000            0         43,000             0        440,000

Operating profit (loss)            49,000            0       (301,000)            0       (252,000)

Identifiable assets             1,715,000            0      1,338,000             0      3,053,000

Depreciation, depletion and
  amortization expense            177,000            0          9,000             0        186,000

Interest expense                   40,000            0          3,000             0         43,000

Interest income                         0            0         11,000             0         11,000

Other income                            0            0         32,000             0         32,000

Expenditures for additions
  (long lived assets)             746,000            0         15,000             0        761,000

Note 10 - RECENT ACCOUNTING PRONOUNCEMENTS

     On May 15, 2003, the Financial Accounting Standards Board issued Statement No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. Statement No. 150 requires issuers to classify as liabilities (or assets in some circumstance) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, Statement No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the provisions of Statement No. 150 on July 1, 2003. The Company has not entered into any financial instruments within the scope of Statement No. 150 and has determined its implementation on July 1, 2003 had no effect on the Company's financial statements.

     In April 2003, the Financial Accounting Standards Board issued Statement No. 149 ("SFAS 149"), AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVTITIES, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company has not entered into any financial instruments within the scope of Statement No. 149 and has determined its implementation on June 30, 2003 had no effect on the Company's financial statements.

     In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES. Interpretation No. 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The recognition and measurement provisions of Interpretation No. 46 were originally effective for newly created variable interest entities formed after January 31, 2003, and for existing variable interest entities, on the first interim or annual reporting period beginning after June 15, 2003. However, in October 2003, the Financial Accounting Standards Board deferred the effective date or implementation of Interpretation No. 46 until December 2003. Currently the Company believes that the adoption of Interpretation No. 46 will not have a material effect on the Company's financial condition or results of operations. We will continue to evaluate the provisions of Interpretation No. 46, including modifications that may result from the Financial Accounting Standards Board deferral of the effective date to determine its impact, if any, on the financial results and operations of the Company.

Note 11- INCOME TAXES

     Income taxes totaled $15,000 and $0 for the nine months ended September 30, 2003 and 2002 respectively. The effective tax rate was 2.80% and 0% for the nine months ended September 30, 2003 and 2002. In determining the effective tax rate, the Company utilized net operating loss carryforwards for which valuation allowances had previously been provided.


            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

GENERAL

     During 2002, the Company purchased an office building in Scottsdale, Arizona, effective December 11, 2002 as discussed below and above in Note 3 of the consolidated financial statements as of September 30, 2003. The Property, after being purchased by the Company and the other investors, was immediately conveyed to STP. The Company owns 80% of the membership interests in, and is the manager of STP. On June 5, 2002, the Company purchased working interests in 23 oil and gas properties, as discussed below and above in Note 8 of the consolidated financial statements as of September 30, 2003. The Company, through its membership in Triway, acquired real property on October 26, 2000 and sold its membership interest as discussed below and above in Note 4 of the consolidated financial statements as of September 30, 2003. The Company purchased 100% of the capital stock of SA Oil on April 19, 2001 as discussed below and above in Note 7 of the consolidated financial statements as of September 30, 2003. The Company also owns a nominal interest in four oil and gas wells in Arkansas and Oklahoma that generate insignificant revenues.

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

     Real estate investments are carried at cost, less depreciation. The Company's investments in real property are subject to many inherent risks that cannot be controlled, including general economic conditions and the availability of mortgage funds for operations or refinancing. Future adverse changes could result in losses or an inability to recover the carrying value of the investments current carrying value, thereby possibly requiring an impairment charge in the future. In accordance with SFAS No. 144, long-lived assets, such as property, plant and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

LIQUIDITY AND CAPITAL RESOURCES

     On September 4, 2003, 1,000,000 shares of the Company's common stock was issued to a minority shareholder in exchange for full satisfaction of debt of $903,000 and accrued interest of $28,000 due to the shareholder. Market value of the shares at issue date was $.20 per share. The Company recognized a gain on the restructuring of payables of $614,000, which is reflected in revenues in the Consolidated Statements of Operations for the nine months ended September 30, 2003. See Note 2 of the consolidated financial statements as of September 30, 2003 for additional discussion of this transaction.

     On December 11, 2002, the Company, along with other investors, completed the purchase of an office building leased by a single tenant located at 20225 North Scottsdale Road, Scottsdale, Arizona (the "Property") for $25,484,000. The Company intends to continue this use of the building. The lease is a bondable, triple-net lease, commencing on December 9, 2002, expiring on December 31, 2024, excluding unexercised extensions, and guaranteed by multiple parties under terms of the agreement. The annual base rent for years one through five is $2,096,000 per year. If the financial condition of the tenant and the other guarantors were to deteriorate and the tenant could not pay rents under the terms of the lease agreement, it would have a material adverse effect on the Company. A loan of $20,000,000 is financed with a 5.9% interest rate, 22 year straight-line amortization note and is guaranteed by JDMD Investments, LLC, a major shareholder of the Company. A loan of $2,500,000 is financed with a 6% interest rate, interest only note, for a period of two years, due December 11, 2004, and is guaranteed 50% by JDMD Investments, LLC and 50% by Diamond Ventures, Inc., a major shareholder of the Company. A loan of $1,800,000 is financed with a 10% interest rate note, interest only, for a period of two years, due December 2, 2004. The Company also issued a total of 1,200,000 shares of its common stock, in December 2002, to JDMD Investments, LLC, a major shareholder of the Company, for its agreement to guarantee payment of certain exceptions or carve outs on the first mortgage, the guarantee of 50% of a $2,500,000 bank loan, the assignment of all its interests in finding and negotiating the purchase of the Property, and obtaining the mortgage loan and other financing involved.

     On June 5, 2002, the Company, through its wholly owned subsidiary, Stratford American Energy Corporation, purchased working interests in 23 oil and gas properties located in Oklahoma and Texas, (the "SAEC Properties") effective as of April 1, 2002 in exchange for $738,000 in cash. The purchase price included oil and gas interests of $687,000 and acquisition costs of $51,000 paid at closing. Additional acquisition costs of $17,000, relating to the purchase were incurred. The total acquisition costs of $68,000 are being amortized equally over a seven year-period. As of September 30, 2003 a total of $15,000 in amortization has been recorded, leaving net acquisition costs of $53,000 on the books of the Company at September 30, 2003. Additional intangible development costs of $7,000 were incurred in 2002 for a treatment to enhance production of one of the producing properties. As of September 30, 2003, total amortization expense of $1,000 has been recorded, leaving net intangible development costs of $6,000 on the books of the Company at September 30, 2003. In addition to the working interests in the properties acquired, the Company agreed to participate on a proportionate basis in the drilling of a development well on one of the properties acquired. Drilling costs of $12,000 for the development well were pre-paid at closing and are included in the oil and gas interests at September 30, 2003. This well is now completed and is a producing property. The oil and gas interests of $687,000 are being depleted equally over a seven-year period, which is the estimated life of the interests. As of September 30, 2003 total depletion expense of $147,000 has been recorded on the oil and gas interests, leaving a net asset of $540,000 on the books of the Company at September 30, 2003.

     On July 16, 2003, the Company, through its wholly owned subsidiary, Stratford American Energy Corporation, paid $25,000 to an operator to participate proportionately in the drilling of a development well on one of the properties, and on July 23, 2003, paid $25,000 to another operator to participate proportionately in the drilling of an additional development well. Funds for the development drilling came from Company cash. The funds paid of $50,000 represent all costs anticipated to drill and test the wells. The drilling of the first well was successful and hydrocarbons were located in commercial quality. The Company is now responsible for approximately $13,000 in additional costs to equip and complete the well. Costs to equip and complete the second well, if necessary, will be approximately $18,000. Funds required for the equipment and completion of these wells will come from Company cash. The second well is scheduled to be drilled to a depth of 18,500 feet. As of October 24, 2003, the well had been drilled to a depth of 16,600 feet. Testing on this well will begin once the total projected depth has been reached, which is expected during the 4th quarter of 2003.

     On April 19, 2001, the Company purchased 100 percent of the capital stock of SA Oil from the shareholders of SA Oil, in exchange for 755,948 shares of common stock of the Company. SA Oil owns working interests and/or royalty interests in 87 oil and gas properties located in Oklahoma and Texas (the "SA Oil Properties").

     On October 26, 2000, the Company through its membership in Triway Land Investors, LLC ("Triway"), a limited liability company with two additional members, entered into an operating agreement to acquire real property in Scottsdale, Arizona. As of August 5, 2003, the Company had contributed a total of $570,000 to Triway, which was the value of the investment on the Company's books on that date. On August 5, 2003, Triway sold the real property for $4,799,000. After all expenses were deducted, the Company received a cash distribution of $684,000 for its membership interest in Triway. The Company recognized a gain of $114,000 from the sale of its investment in Triway, which is reflected in interest and other income in the accompanying Consolidated Statements of Operations.

     The Company expects that the current cash and cash equivalents will be sufficient to meet its forecasted operating cash needs for the remainder of 2003. However, due to any unforeseen circumstances that could occur outside the Company's control, there can be no assurance that adequate cash flows from the Company's present cash position and current activity will be achieved.

RESULTS OF OPERATIONS - THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2003, COMPARED WITH THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2002

     The Company reported net income of $642,000 and $520,000 during the three and nine month periods ended September 30, 2003, compared to a net loss of

$48,000 and $252,000 for the three and nine month periods ended September 30, 2002. The third quarter 2003 results include a gain on the restructuring of payables of $614,000 as discussed in Note 2 of the consolidated financial statements and a gain on the sale of the Company's investment in Triway of $114,000 as discussed in Note 4 of the consolidated financial statements. Oil and gas revenue increased from $160,000 and $397,000 for the three and nine month periods ended September 30, 2002 to $166,000 and $583,000 for three and nine month periods ended September 30, 2003. The increase from $160,000 to $166,000 for the three month periods ended September 30, 2003 and 2002, respectively, is due primarily to an increase in prices received for oil and gas and liquid mix sold in 2003. The increase of $186,000 for the nine month period ended September 30, 2003 compared to the nine month period ended September 30, 2002 is due primarily to the June 5, 2002 purchase by the Company, through its wholly owned subsidiary Stratford American Energy Corporation, of working interests in the SAEC Properties, effective April 1, 2002, along with the increase in prices received for oil and gas and liquid mix sold in 2003. Separately, the SA Oil Properties generated $114,000 and $348,000 in gross revenue for the three and nine month periods ended September 30, 2003, and $90,000 and $248,000 for the three and nine month periods ended September 30, 2002. The working interests in the SAEC properties, acquired effective April 1, 2002, generated $49,000 and $223,000 in gross revenue for the three and nine month periods ended September 30, 2003, and $67,000 and $142,000 for the three and nine month periods ended September 30, 2002. Properties owned prior to the acquisition of SA Oil and the SAEC Properties generated $3,000 and $12,000 in gross revenue for the three and nine month periods ended September 30, 2003 and $3,000 and $7,000 for the three and nine month periods ended September 30, 2002. The increase in rental income of $524,000 and $1,572,000 reported for the three and nine month periods ended September 30, 2003 over that reported for the same periods ended September 30, 2002, was due to the December 11, 2002 purchase by the Company and other investors, of an office building located in Scottsdale, Arizona. Interest and other income increased from $33,000 and $43,000 for the three and nine month periods ended September 30, 2002 to $116,000 and $119,000 for the three and nine month periods ended September 30, 2003. The increase in interest and other income of $83,000 for the three month period ended September 30, 2003 is due to the gain of $114,000 recognized from the Company's sale of its investment in Triway in August of 2003, offset by funds of $32,000 received in the third quarter of 2002. These funds were being held by an insurance company for future vehicle damage claims, subsequent to the Company's sale of Dollar-Rent-A-Car in October of 1998. The increase of $76,000 in interest and other income for the nine month period ended September 30, 2003, compared to the nine month period ended September 30, 2002, is also due to the $114,000 gain, the offset of the $32,000 payment of funds from the insurance company, along with a decrease in interest income of $6,000 earned on cash accounts.

     General and administrative expenses increased from $110,000 and $328,000 for the three and nine month periods ended September 30, 2002 to $125,000 and $405,000 for the three and nine month periods ended September 30, 2003. The increase of $15,000 for the three month period ended September 30, 2003 is due to increased insurance premiums of $9,000 and increased office rent expense of $6,000. The increase in office rent expense was due to reduced rental reimbursements received from a sublease of the Company's offices in 2003. The increase of $77,000 for the nine month period ended September 30, 2003 is due to increased professional fees of $35,000, increased insurance costs of $26,000, an increase in office rent expense of $13,000 and an increase of $3,000 in associated overhead costs. The increase in professional fees can be attributed to higher legal and accounting costs billed for services relating to the filing of required reports during the nine months ended September 30, 2003. The increase in insurance costs for the nine month period ending September 30, 2003, is due to an increase in premiums in 2003. The increase in office rent was due primarily to reduced rental reimbursements received from a sublease of the Company's offices in 2003 and to increased common area charges and taxes billed to the Company by the landlord for the Company's office space. Rental reimbursements received for the nine month period ended September 30, 2002 were $16,000 compared to rental reimbursements of $8,000 received for the nine month period ended September 30, 2003. Increased common area charges and related taxes of $5,000 were billed to the Company during the nine months ended September 30, 2003.

     Depreciation, depletion and amortization expense increased from $71,000 and $186,000 for the three and nine month periods ended September 30, 2002 to $205,000 and $617,000 for the three and nine month periods ended September 30, 2003. The increase of $134,000 for the three months ended September 30, 2003, is due to additional amortization of $1,000 on intangible drilling costs related to the SA Oil Properties and to additional depreciation of $133,000 related to the December 11, 2002, purchase of the Property. The Property after being purchased was immediately conveyed to STP. The Company owns 80% of the membership interests in and is the manager of STP. The increase of $431,000 for the nine months ended September 30, 2003 can be attributed to $400,000 of depreciation taken on the Property purchased on December 11, 2002, and to additional depletion and amortization of $28,000 taken on the working interests in the SAEC Properties, and to additional amortization of $3,000 taken for intangible drilling costs related to the SA Oil Properties.

     Oil and gas operations expense increased from $45,000 and $135,000 for the three and nine month periods ended September 30, 2002 to $48,000 and $142,000 for the three and nine month periods ended September 30, 2003. The increase of $3,000 for the three month period ended September 30, 2003 is due to increased lease operating expenses on the SA Oil Properties. The increase of $7,000 for the nine month period ended September 30, 2003 is due to additional expense of $5,000 related to the working interests in the SAEC Properties, and to increased lease operating expenses of $2,000 on the SA Oil Properties.

     Interest expense increased from $15,000 and $43,000 for the three and nine month periods ended September 30, 2002 to $392,000 and $1,189,000 for the three and nine month periods ended September 30, 2003. The increase of $377,000 for the three month period ended September 30, 2003 is due to interest expense of

$375,000 incurred on the debt relating to the December 11, 2002 purchase of the Property, to amortization of $7,000 on loan and guarantee fees also relating to the December 11, 2002 purchase of the Property, offset by reduced interest expense of $5,000 due to the September 4, 2003 issuance of 1,000,000 shares of the Company's common stock for full satisfaction of the debt of $903,000 and all related interest expense. The increase of $1,146,000 for the nine month period ended September 30, 2003 is due primarily to interest expense of $1,130,000 incurred on the debt relating to the December 11, 2002 purchase of the Property, to amortization of $21,000 on loan and guarantee fees also relating to the December 11, 2002 purchase of the Property and to the above mentioned reduction in interest of $5,000 on the debt obligation of $903,000. Total interest expense of $382,000 and $1,151,000 was recorded for the three and nine month periods ended September 30, 2003 for the debt and the loan fees related to the December 11, 2002 purchase of the Property. Interest expense for previous obligations was $10,000 and $15,000 for the three month periods ended September 30, 2003 and 2002, respectively, and $38,000 and $43,000 for the nine month periods ended September 30, 2003 and 2002, respectively.

     During the three month period ended September 30, 2003, the Company accrued expense reimbursements of $17,000 to be received from two companies that are partially owned by four of the Company's executives or directors. These receipts are reimbursements for administrative expenses incurred by the Company on behalf of the related parties. This arrangement allows the Company to reduce expense and still maintain adequate staffing. The reimbursements are recorded as a reduction of general and administrative expense for the three and nine month periods ended September 30, 2003. At September 30, 2003, $15,000 of the expense reimbursement is recorded in related party receivables.

     During the nine month period ended September 30, 2003 the Company had accrued rental reimbursements of $6,000 to be received from a Company that is partially owned by four of the Company's executives or directors for a month-to-month sublease of a portion of the Company's offices. The rent was at market rate and was recorded as a reduction in rental expense, included in general and administrative expense. The month-to-month sublease ended on June 30, 2003. The Company did not accrue any rental reimbursements for the three month period ended September 30, 2003.

     At March 31, 2003, a note payable of $200,000, due no later than June 20, 2003, bearing an interest rate of 10%, with interest and principal due at maturity, was owed to a majority shareholder of the Company. At March 31, 2003, $6,000 of accrued interest on this related party note payable was included in accrued liabilities. On April 1, 2003, the note and all accrued interest was paid in full. (See Note 3 of the consolidated financial statements as of September 30, 2003.)

     At September 30, 2003, a note payable of $1,800,000, due December 2, 2004, bearing an interest rate of 10%, with interest due monthly, was owed to a majority shareholder of the Company.

REAL ESTATE ACTIVITIES

     The Company's real estate assets are held by limited liability companies. On October 6, 2000, the Company through its membership in Triway Land Investors, LLC purchased approximately 10 acres of land in Scottsdale, Arizona for $3,600,000. On August 5, 2003, Triway sold the entire property for $4,799,000. After all expenses were deducted, the Company received a cash distribution of $684,000 for its membership interest in Triway.

     On December 11, 2002, the Company through its membership in Scottsdale Thompson Peak, LLC purchased a 157,566 square foot office building that is 100% leased by a single tenant for a term of 22 years. Under terms of the office building lease Scottsdale Thompson Peak, LLC is to receive annual rents of $2,096,000, paid in equal monthly installments during the first five years of the lease. In years six, eleven and sixteen of the lease annual rents are escalated by 10% of annual rents paid in the preceding year. All repairs and maintenance, insurance, real estate taxes and utilities are the responsibility of the tenant. The Company owns an 80% interest in Scottsdale Thompson Peak, LLC and is its manager. For the three and nine month periods ended September 30, 2003, the Company recognized gross rental revenues of $524,000 and $1,572,000. Depreciation expense for the same periods was $133,000 and $399,000. Total interest expense of $382,000 and $1,151,000 was recorded for three and nine month periods ended September 30, 2003. The interest expense on the debt was $375,000 and $1,130,000 for the three and nine month periods ended September 30, 2003 and $7,000 and $21,000 was amortization of loan and guarantee fees paid at closing for the three and nine month periods ended September 30, 2003.

OIL AND GAS ACTIVITIES

     Gross revenues from oil and gas operations increased from $160,000 and $397,000 for the three and nine month periods ended September 30, 2002 to $166,000 and $583,000 for the three and nine month periods ended September 30, 2003, and accounted for 12% and 20%, respectively, of the total revenue reported by the Company for the three and nine month periods ended September 30, 2003. The increase was due largely to the April 1, 2002 purchase of working interests in the SAEC Properties, along with rising prices received for oil and gas sold in the first three quarters of 2003. Depletion, depreciation and amortization expense of $69,000 and $208,000 was recorded for the three and nine month periods ended September 30, 2003, compared to $68,000 and $177,000 for the three and nine month periods ended September 30, 2002. Operating profits from oil and gas activities were $39,000 and $197,000 for the three and nine month periods ended September 30, 2003 compared to operating profits from oil and gas activities of $34,000 and $49,000 for the three and nine month periods ended September 30, 2002.

CAPITAL REQUIREMENTS

     On July 16, 2003, the Company, through its wholly owned subsidiary Stratford American Energy Corporation, paid $25,000 to an operator to participate proportionately in the drilling of a development well on one of the properties, and on July 23, 2003, paid $25,000 to another operator to participate proportionately in the drilling of an additional development well. Funds for the development drilling came from Company cash. The funds paid of $50,000 represent all costs anticipated to drill and test the wells. The drilling of the first well was successful and hydrocarbons were located in commercial quantity. The Company is now responsible for approximately $13,000 in additional costs to equip and complete the well. Costs to equip and complete the second well, if necessary, will be approximately $18,000. Funds required for the equipment and completion of these wells will come from Company cash. Other than the capital requirements described above, the Company does not have any material plans for future capital expenditures at the present time.

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

ITEM 3.  CONTROLS AND PROCEDURES

     Our Chief Executive Officer, our President and our Controller, based on the evaluation of our disclosure controls and procedures (as defined in rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that, as of September 30, 2003, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the three months ended September 30, 2003, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (b) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                           PART II. OTHER INFORMATION

Responses to Items 1 and 3 through 5 are omitted since these items are inapplicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     On September 4, 2003, the Company issued 1,000,000 shares of its common stock to Bulgheroni SPA in full satisfaction of an outstanding note payable by the Company to Bulgheroni SPA in the amount of $903,000, along with accrued interest of $28,000. The market value of the shares at issue date was $.20 per share. There were no underwriting discounts or commissions related to this sale. The Company claimed exemption from registration under Section 4(2) of the Securities Act of 1933, transaction by an issuer not involving any public offering.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS

              See index beginning on page 26

         (b)  REPORTS ON FORM 8-K

              There were no reports on Form 8-K filed for the three months ended September 30, 2003.

     SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    STRATFORD AMERICAN CORPORATION
                                    Registrant

Date:  November 14, 2003            By /s/ Mel L. Shultz
                                       -----------------------------------------
                                       Mel L. Shultz, President and Director




Date:  November 14, 2003            By /s/ David H. Eaton
                                       -----------------------------------------
                                       David H. Eaton, Chief Executive Officer
                                       and Chairman of the Board




Date:  November 14, 2003            By /s/ Daniel E. Matthews
                                       -----------------------------------------
                                       Daniel E. Matthews, Controller, Secretary
                                       and Treasurer

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