Form 10KSB
period 2003-12-31
STRATFORD AMERICAN CORP
filed 2004-03-30
CIK 836435

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

                                   (Mark One)

  [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   For the Fiscal Year ended December 31, 2003

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the Transition Period From ______ To ______

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ ]

     Issuer's revenues for its most recent fiscal year: $3,957,000

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the February 27, 2004 closing price of $0.57 per share, as reported on the OTC Bulletin Board, was $3,061,000.

     At February 27, 2004, 11,078,105 shares of the issuer's common stock and no shares of its preferred stock were issued and outstanding.

     Certain portions of the registrant's definitive Proxy Statement, which will be filed with the Commission on or about April 30, 2004, in connection with the Annual Meeting of Shareholders of the registrant to be held on June 30, 2004, are incorporated by reference into Part III of this report.

Transitional Small Business Disclosure Format (check one)  Yes [ ] No [X]

PART I

ITEM 1. BUSINESS

GENERAL

     GENERAL DEVELOPMENT OF BUSINESS. Stratford American Corporation, an Arizona corporation incorporated on May 13, 1988 (the "Company"), has several wholly-owned subsidiaries. The Company also owns 80% of Scottsdale Thompson Peak, LLC, an Arizona limited liability company ("STP"). Unless otherwise specified, the term "Company" as used herein includes the Company's subsidiaries.

     The Company, through its subsidiaries, is engaged principally in the businesses of real estate management and natural resource exploration and development. The Company employs four full-time employees.

NARRATIVE DESCRIPTION OF BUSINESS

     REAL ESTATE. On December 11, 2002, the Company, along with other investors, completed the purchase of an office building leased by a single tenant located at 20225 North Scottsdale Road, Scottsdale, Arizona (the "Property") for $25,484,000, which reflects the purchase price of $24,988,000 and closing costs incurred of $496,000. The Company intends to continue this use of the building. The Property, upon purchase, was immediately conveyed to Scottsdale Thompson Peak, LLC, a newly formed Arizona limited liability company ("STP"). The Company owns 80% of the membership interests in, and is the manager of STP. STP funded the purchase of the Property through a combination of cash contributions and loans obtained by STP, in the aggregate amount of $24,300,000. A $20,000,000 loan is financed with a 5.9% interest rate, 22 year straight-line amortization note and is guaranteed by JDMD Investments, LLC, a major shareholder of the Company. A loan of $2,500,000 is financed with a 6% interest rate, interest only note, for a period of two years, due December 11, 2004, and is guaranteed 50% by JDMD Investments, LLC and 50% by Diamond Ventures, Inc., a major shareholder of the Company. A loan of $1,800,000 is financed with a 10% interest rate note, interest only, for a period of two years, due December 2, 2004. The Company also issued a total of 1,200,000 shares of its common stock to JDMD Investments, LLC, a major shareholder of the Company, for its agreement to guarantee payment of certain exceptions or carve outs on the first mortgage, the guarantee of 50% of the $2,500,000 bank loan, the assignment of all its interests in finding and negotiating the purchase of the Property, and obtaining the mortgage loan and other financing involved.

     The Property is 100% leased by a single tenant and used as their corporate office. The tenant is engaged in selling and installing new tires for autos and trucks. Under the terms of the lease agreement, STP is to receive annual rents of $2,096,000, paid in equal monthly installments during the first five years of the lease. In years six, eleven, and sixteen of the lease, the annual rents are escalated by 10% of the prior years rent. The Company is reporting results from this lease as an operating lease. As such, total revenue anticipated for the life of the lease is recognized in equal annual installments. If the amount of cash received is less than the revenue recognized, the difference is recorded as deferred revenue. All repairs and maintenance, insurance, real estate taxes, rental taxes and utilities are the responsibility of the tenant. The building has an expected life of forty years and the Company is using straight-line depreciation over this forty-year period. The Company believes the building is adequately covered by insurance.

     Although the tenant has entered into a twenty-two year bondable lease agreement with multiple parties that guarantee payment under terms of the agreement, if the financial condition of the tenant and the other guarantors were to deteriorate and the tenant could not pay rents under the terms of the lease agreement, it would have a material adverse effect on the Company.

     On October 26, 2000, the Company through its membership in Triway Land Investors, LLC ("Triway"), a limited liability company with two additional members, entered into an operating agreement to acquire real property in Scottsdale, Arizona. The acquisition price of the real property acquired by Triway, approximately 10 acres, was $3,600,000. As a result, the Company made a $500,000 equity investment in Triway. According to the operating agreement, the Company and a majority interest member of Triway were required to make additional contributions up to a proportionate specified amount. As of August 5, 2003, the Company had contributed a total of $570,000 to Triway, which was the value of the investment on the Company's books on that date. On August 5, 2003, Triway sold the real property for $4,799,000. After all expenses were deducted, the Company received a cash distribution of $684,000 for its membership interest in Triway. The Company recognized a gain of $114,000 from the sale of its investment in Triway, which is reflected in interest and other income in the accompanying, audited Consolidated Statements of Operations.

     NATURAL RESOURCES. The Company owns working and/or royalty interests in oil and gas properties that are primarily located in Oklahoma and Texas. The oil and gas is sold to numerous oil refiners and natural gas purchasers with no single entity purchasing 10% of the oil and gas sold.

     On June 5, 2002, the Company, through its wholly owned subsidiary Stratford American Energy Corporation ("SAEC"), purchased working interests in 23 oil and gas properties located in Oklahoma and Texas, effective as of April 1, 2002 in exchange for $738,000 in cash. The purchase price included oil and gas interests of $687,000 and acquisition costs of $51,000 paid at closing. Additional acquisition costs of $17,000, relating to the purchase, were incurred. The total acquisition costs of $68,000 are being amortized equally over a seven-year period. In addition to the working interest in the properties acquired, the Company agreed to participate on a proportionate basis in the drilling of a development well on one of the properties acquired. Drilling costs of $12,000 for the development well were pre-paid at closing and are included in the oil and gas interests at December 31, 2002. This well is now completed and is a producing property.

     The natural resource operations of the Company are somewhat seasonal, as the demand for oil and gas products increases in the winter months and decreases during the summer months.

     Intense competition from both major oil and gas producers and small, independent producers characterize the natural resource exploration and development industry. Many competitors have greater financial and other resources than the Company. The Company is unable to estimate the number of oil and gas producers against which it competes. Because oil and gas products are commodities, producers of such products compete mainly on the basis of price, which can fluctuate greatly from month-to month. The operators of the wells in which the Company participates negotiate the price of the oil and gas based on end user demand, level of supply, and other relevant factors. The operators then determine whether to supply product at that price.

     The availability of a ready market for oil and gas discovered and produced by the ventures in which the Company participates depends on numerous factors beyond the Company's control. These factors include, among others, the extent of domestic production of oil and gas by other producers, fluctuations in world and domestic prices for oil and gas, crude oil imports, the marketing of competitive fuels, conservation efforts, and the regulations of various governmental agencies concerning the production, transportation, and marketing of oil and gas.

     To limit the risks inherent in the oil and gas business, the Company associates with experienced operators in its ventures rather than operating a property on its own behalf.

     OTHER. On September 4, 2003, the Company exchanged 1,000,000 shares of its common stock in full satisfaction of a note payable in the amount of $903,000, along with accrued interest of $28,000. This note was payable to a shareholder. The market value of the shares at issue date was $0.20 per share. This transaction resulted in a gain of $614,000 which is reflected as a gain on restructuring of payables in the accompanying Consolidated Statements of Operations and an increase in additional paid-in capital of $307,000, $190,000 of which represents excess of fair market value over par value of the shares issued and $117,000 of which is deemed a capital contribution from the aforementioned shareholder.

ITEM 2. PROPERTIES

     PRINCIPAL OFFICES. The principal offices of the Company are located at 2400 East Arizona Biltmore Circle, Building 2, Suite 1270, Phoenix, Arizona 85016, telephone 602/956-7809. The premises are leased at a base rental rate of approximately $117,000 per year. The term of the current lease expires in September 2004. The Company believes its office space is sufficient to meet its operational needs in the near future.

     REAL ESTATE PROPERTIES. On December 11, 2002, the Company, along with other investors, purchased an office building leased by a single tenant, located at 20225 North Scottsdale Road, Scottsdale, Arizona (the "Property"). The Property, after being purchased by the Company and the other investors, was immediately conveyed to Scottsdale Thompson Peak, LLC, an Arizona limited liability company ("STP"). The Company owns 80% of the membership interests in, and is the manager of STP. (See Item 1 - Narrative Description of Business - Real Estate.)

     NATURAL RESOURCE PROPERTIES - OIL AND GAS. The Company's petroleum and natural gas activities are focused in the United States. The Company is not an operator with respect to any oil or gas properties. Rather, the Company participates in a property interest through a joint operating agreement. The Company is required to pay its allocable share of drilling and operating expenses based on its working interest, and participates in any discovery on the same basis. As a participant, the Company has only limited management rights with respect to any interest. (See Item 1 - Narrative Description of Business - Natural Resources.)

     STRATFORD AMERICAN ENERGY PROPERTIES. On June 5, 2002, the Company, through its wholly owned subsidiary Stratford American Energy Corporation ("SAEC"), purchased working interests in 23 oil and gas properties located in Oklahoma and Texas, effective April 1, 2002. During 2003, the Company, through SAEC, elected to participate proportionately in the drilling of four new development wells. In January 2004, the Company elected to participate proportionately in the drilling of a fifth new development well. (See Item 1 - Narrative Description of Business
- Natural Resources.)

     SA OIL PROPERTIES. On April 19, 2001, the Company purchased 100% of the capital stock of SA Oil and Gas Corporation ("SA Oil"). SA Oil owns working and/or royalty interests in 87 oil and gas properties located Oklahoma and Texas. (See Item 1 - Narrative Description of Business - Natural Resources.)

     OTHER PROPERTIES. The Company also owns a nominal interest in four oil and gas wells located in Arkansas and Oklahoma. (See Item 1 - Narrative Description of Business - Natural Resources.)

ITEM 3. LEGAL PROCEEDINGS

     The Company is not currently a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the Company's shareholders during the fourth quarter ended December 31, 2003.

EXECUTIVE OFFICERS

Name                    Age              Office                   Officer Since
----                    ---              ------                   -------------

David H. Eaton          68       Chief Executive Officer              6/88
Mel L. Shultz           53       President                            5/87
Daniel E. Matthews      53       Treasurer and Secretary             12/99

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     The Company's common stock $0.01 par value, is currently listed and traded on the OTC Bulletin Board (symbol: STFA.OB).

     The high and low bid price for each quarter during the last two years, are as follows:

                             Time Period            High       Low
                             -----------            ----       ---

              2003:         First quarter            .31       .30
                            Second quarter           .30       .20
                            Third quarter            .20       .20
                            Fourth quarter           .25       .20

              2002:         First quarter            .18       .16
                            Second quarter           .19       .16
                            Third quarter            .19       .15
                            Fourth quarter           .30       .11

     The above information is based on the bid price as furnished by Pink Sheets, LLC. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

HOLDERS

     As of February 27, 2004, the common stock of the Company is estimated to be held beneficially by approximately 2,000 shareholders. No preferred stock is outstanding.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

                      EQUITY COMPENSATION PLAN INFORMATION

                                                                                   Number of
                                                                                  securities
                                                                                  remaining
                                             Number of                          available for
                                          securities to be      Weighted-      future issuance
                                            issued upon          average         under equity
                                            exercise of       exercise price     compensation
                                            outstanding       of outstanding   plans (excluding
                                              options,           options,         securities
                                            warrants and       warrants and      reflected in
                                              rights             rights          column (a))
                                               (a)                (b)              (c) (1)
Equity compensation plans approved
by security holders                            480,000           $ 0.92             302,343
Equity compensation plans not
approved by security holders                         0           $ 0.00                   0

     Total                                     480,000           $ 0.92             302,343

(1) In July 1998, the Company adopted a Stock Option Plan (the "Plan"). The aggregate number of shares of common stock for which options may be granted or for which stock grants may be made to any one individual participating in the Plan may not exceed 500,000 shares per year or 2,000,000 shares over the term of the Plan. Options become exercisable over a specific period of continuous employment according to each grant awarded, but may not be exercised more than 10 years from the Date of Grant. The options under the Plan were granted at the fair market value of the Company's stock at the date of grant as determined by the Company's Board of Directors.

     The number of securities remaining available for future issuance under the Plan is based on a formula. The Plan provides that the total number of shares of common stock that may be available for grant under the Plan in each calendar year shall be equal to 3% of the total number of shares of common stock outstanding as of the first day of each such calendar year for which the Plan is in effect, commencing with January 1, 1998. As of January 1, 2003, the total number of outstanding shares of common stock was 10,078,105 shares and 3% of such number is 302,343. Any shares of common stock available for grant in any particular calendar year which are not, in fact, granted in such year shall not be added to the shares of common stock available for grant in any subsequent calendar year.

     The committee administering the Plan may make or provide for such adjustments in the maximum number of shares of common stock available for grant under the Plan as such committee may in good faith determine to be equitably required in order to prevent dilution or expansion of the rights of participants that otherwise would result from (a) any stock dividend, stock split, combination of shares, recapitalization or other change in the capital structure of the Company or (b) any merger, reverse merger in which the Company is the surviving entity but in which securities possessing more than 50% of the total combined voting power of the Company's outstanding securities are transferred to a person or persons different from the persons holding those securities immediately prior to such merger, consolidation, spin-off, split-off, split-up, reorganization, partial or complete liquidation or other distribution of assets, issuance of warrants or other rights to purchase securities or any other corporate transaction or event having an effect similar to any of the foregoing.

RECENT SALES OF UNREGISTERED SECURITIES

     On September 4, 2003, 1,000,000 shares of the Company's common stock were issued to Bulgheroni SPA, a shareholder in exchange for full satisfaction of debt of $903,000 and accrued interest of $28,000 due to the shareholder. Market value of the shares at issue date was $0.20 per share. The Company recognized a gain on the restructuring of payables of $614,000, which is reflected in revenues in the accompanying Consolidated Statements of Operations for the year ended December 31, 2003, and an increase in additional paid-in capital of $307,000, $190,000 of which represents excess of fair market value over par value of the shares issued and $117,000 of which is deemed a capital contribution from the aforementioned minority shareholder. There were no underwriting discounts or commissions related to this sale.

     On December 12, 2002, the Company issued 1,800,000 shares of its common stock to the DRD-97 Trust in exchange for $450,000 in cash and issued 200,000 shares of its common stock to David Goldstein in exchange for $50,000 in cash. The shares were valued at $0.25 per share. There were no underwriting discounts or commissions related to this sale. Proceeds of the offering were used by the Company to make an equity contribution to Scottsdale Thompson Peak, LLC.

     On December 12, 2002, the Company issued 1,200,000 shares of its common stock to JDMD Investments, LLC, a major shareholder of the Company, in exchange for its agreement to guarantee payment of certain exceptions or carve outs on the first mortgage, the guarantee of 50% of a $2,500,000 million bank loan, and the assignment of all its interests in finding and negotiating the purchase of the Property, and obtaining the mortgage loan and other financing involved for Scottsdale Thompson Peak, LLC. The Company recorded a loan fee of $240,000 as a result of this transaction. The loan fee is being amortized monthly, pro-rata over the life of the loans involved. There were no underwriting discounts or commissions related to this transaction.

     On December 21, 2001, the Company repurchased 263,663 shares of the Company's common stock at market price of $0.17 per share. These shares were subsequently cancelled.

     On April 19, 2001, the Company issued 755,948 shares of its common stock to the shareholders of SA Oil in exchange for 100% of the outstanding common stock of SA Oil. The stock was valued at $0.28 per share, a total of $212,000 and is included as part of the purchase price of the assets acquired. There were no underwriting discounts or commissions related to this transaction.

     The Company claimed exemption from registration under Section 4(2) of the Securities Act of 1933, as transactions not involving a public offering, for the above transactions.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANYALSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the attached financial statements and notes thereto. Except for the historical information contained herein, any statements that refer to expectations, projections or other characterization of future events or circumstances, and especially those which include variations of the words "believes," "intends," "estimates," "anticipates," "expects," "plans," or similar words or variations thereof, are likely to be forward-looking statements, and as such, are likely to concern matters involving risk, uncertainty, unpredictability and other factors that could materially and adversely affect the outcome or results indicated by or inferred from the statements themselves. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this annual report on Form 10-KSB and in the Company's other filings with the Securities and Exchange Commission, and that no statements contained in the following discussion or in this Form 10-KSB should be construed as a guarantee or assurance of future performance or future results.

GENERAL

     In December 2002, the Company, along with other investors, purchased an office building leased by a single tenant located at 20225 North Scottsdale Road, Scottsdale, Arizona, as discussed above and in Note 3 of the consolidated financial statements as of December 31, 2003. The Property, after being purchased by the Company and the other investors, was immediately conveyed to Scottsdale Thompson Peak, LLC ("STP"). The Company owns 80% of the membership interests in, and is the manager of STP. The Company completed the purchase of the subject property because it concluded it was a good economic investment. STP intends to either hold the building or evaluate an appropriate opportunity for sale.

     As noted in results of operations discussed below, total revenues in general and property rental income specifically have increased as a result of the purchase and the Company's controlling membership interest in STP and are expected to remain at current levels over the life of the lease or as long as STP holds the building.

     On June 5, 2002, the Company purchased working interests in 23 oil and gas properties, as discussed above and in Note 4 of the consolidated financial statements as of December 31, 2003. As discussed in results of operations, additional revenue related to these oil and gas properties has been recognized.

     The Company, through its membership in Triway Land Investors, LLC, entered into an operating agreement to acquire real property in Scottsdale, Arizona on October 26, 2000 and sold the membership interest on August 5, 2003 as discussed above and in Note 3 of the consolidated financial statements as of December 31, 2003. The 2003 results include a gain of $114,000 recognized on the sale of the Company's membership interest in Triway.

     In September 2003, the Company identified an opportunity to reduce its debt level in exchange for equity. As discussed above, and in Note 8 of the consolidated financial statements as of December 31, 2003, 1,000,000 shares of the Company's common stock were issued to Bulgheroni SPA, a shareholder, in exchange for full satisfaction of debt of $903,000 and accrued interest of $28,000 due to the shareholder. The Company recognized a one-time gain of $614,000 on the restructuring of payables.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The Consolidated Balance Sheet and Statements of Operations have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to investments, oil and gas interests, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimated under different assumptions or conditions.

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

LIQUIDITY AND CAPITAL RESOURCES

     As discussed above, the Company along with other investors, completed the purchase of an office building in Scottsdale, Arizona (the "Property") for $25,484,000, effective December 11, 2002. The Property after being purchased by the Company and the other investors, was immediately conveyed to STP. The purchase was funded through a combination of cash contributions and loans obtained by STP in the aggregate amount of $24,300,000. A loan of $20,000,000 is financed with a 5.9% interest rate, twenty-two year straight-line amortization note and is guaranteed by JDMD Investments, LLC, a major shareholder of the Company. A loan of $2,500,000 is financed with a 6% interest rate, interest only note, for a period of two years, due December 11, 2004, and is guaranteed 50% by JDMD Investments, LLC, a major shareholder of the Company, and 50% by Diamond Ventures, Inc., a major shareholder of the Company. A loan of $1,800,000 is financed with a 10% interest rate note, interest only, for a period of two years, due December 2, 2004. The lease with the sole tenant for the entire building is a bondable, triple-net lease, commencing on December 9, 2002, expiring on December 31, 2024, excluding unexercised extensions. The annual basic rent for years one through five is $2,096,000 per year. In years six, eleven and sixteen of the lease annual rents are escalated by 10% of annual rents paid in the preceding year. If the financial condition of the tenant and the other guarantors were to deteriorate and the tenant could not pay rents under the terms of the lease agreement, it would have a material adverse effect on the Company.

     Currently scheduled gross property rental revenues of $2,096,000 are expected to meet debt service requirements to the first lien holder totaling $1,628,000 in 2004 and interest payments on the two notes due in December 2004 totaling $313,000 in 2004.

     STP intends to refinance the $1,800,000 real estate loan, interest due monthly at 10%, maturing on December 2, 2004 and the real estate loan of $2,500,000, interest due monthly at 6% maturing on December 11, 2004, under terms which will allow for principal and interest repayments to be funded through property rental receipts. In the event a refinance cannot be obtained, STP has already begun discussions to extend the above referenced notes.

     During 2003, the Company, through its wholly owned subsidiary, Stratford American Energy Corporation, elected to participate proportionately in the drilling of four new development wells with costs paid in 2003 totaling $89,000. Funds for the development drilling came from Company cash. Two of the development wells are now producing properties. Future costs to complete the remaining two development wells will be approximately $31,000 and will be funded with Company cash. In January 2004, the Company elected to participate proportionately in the drilling of a fifth development well. The Company prepaid $25,000 in costs. The funds came from Company cash. If hydrocarbons are located in commercial quantity, the Company will be responsible for approximately $18,000 in additional costs to test and equip this fifth well. The funds will come from Company cash.

     In August of 2003, the Company received a cash distribution of $684,000 from the sale of its investment in Triway Land Investors, LLC. Total cash contributions made by the Company to Triway were $570,000.

     In September of 2003, the Company was successful in restructuring $931,000 of indebtedness by issuing 1,000,000 shares of its common stock to Bulgheroni SPA, a shareholder. As a result, notes payable decreased by $903,000, accrued interest decreased by $28,000 and the Company eliminated annual interest expense of $54,000.

     The Company's cash and cash equivalents were generated by the sale of its investment in Triway in 2003, the revenues received from the working interests in the oil and gas properties, rental revenues from the office building, and the sale of Company shares in December 2002. The Company expects that the current cash and cash equivalents will be sufficient to meet its forecasted operating cash needs for 2004. However, due to any unforeseen circumstances that could occur outside the Company's control, there can be no assurance that adequate cash flows from the Company's present cash position and current activity will be achieved.

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

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2003, COMPARED WITH YEAR ENDED DECEMBER 31, 2002.

     The Company reported net income of $622,000 for the year ended December 31, 2003 compared to a net loss of $349,000 during 2002.

     OIL AND GAS REVENUES. Oil and gas revenues increased from $591,000 in 2002 to $737,000 in 2003, primarily due to an increase in oil and gas prices in 2003 and to the purchase of working interests in 23 oil and gas properties on June 5, 2002, effective April 1, 2002. Separately, SA Oil properties generated $448,000 and $368,000 in revenue for the years ended December 31, 2003 and December 31, 2002, respectively. The working interests in 23 oil and gas properties, acquired effective April 1, 2002, generated $273,000 and $212,000 in revenue for the years ended December 31, 2003 and December 31, 2002, respectively. Properties owned prior to the acquisition of SA Oil and the June 5, 2002 purchase, effective April 1, 2002, generated $16,000 and $11,000 in revenue for the years ended December 31, 2003 and December 31, 2002, respectively.

     PROPERTY RENTAL INCOME. Property rental income increased from $121,000 in 2002 to $2,485,000 in 2003. The rental income for 2002 was prorated for the month of December, from the purchase date of the Property, December 11, 2002 to December 31, 2002, and the 2003 results reflect scheduled rental income for the twelve month period ended December 31, 2003 of $2,096,000 and $389,000 in deferred rent.

     GAIN ON RESTRUCTURING OF PAYABLES. On September 4, 2003, the Company exchanged 1,000,000 shares of its common stock in full satisfaction of a note payable and accrued interest due to a shareholder. The total amount of the debt was $931,000. The market value of the shares at issue date was $0.20 per share. The Company recognized a gain of $614,000 on the exchange.

     INTEREST AND OTHER INCOME. Interest and other income increased from $49,000 in 2002 to $121,000 in 2003. The increase is primarily due to the gain of $114,000 recognized when the Company sold its membership interest in Triway in August of 2003, offset by the receipt in 2002 of $32,000 in funds that were held by an insurance company for future vehicle damage claims when the Company was involved in the rental car business, and also offset by reduced interest income of $10,000 earned in 2003 on the Company's cash accounts.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased from $450,000 for the year ended December 31, 2002 to $642,000 for the year ended December 31, 2003. The increase was due to increased office rent expense in the amount of $14,000, increased professional fees of $38,000, increased insurance premiums of $31,000, increased consulting fees of $100,000 and a general increase in associated overhead costs of $9,000. The rental increase is a result of reduced reimbursements received by the Company in 2003 for a sublease of its offices. The increase in professional fees is attributed to an increase in accounting fees and to fees paid to the Company's directors in 2003 for reimbursement of expenses incurred on behalf of the Company. The increase in insurance expense is due to increased premiums in 2003. In 2003, consulting fees were paid to the Chief Executive Officer and the President of the Company, in lieu of compensation, for services performed by them on behalf of the Company for the years ended December 31, 2003 and 2002.

     DEPRECIATION, DEPLETION AND AMORTIZATION. Depreciation, depletion and amortization expense increased from $301,000 in 2002 to $825,000 in 2003. The depreciation expense increase of $489,000 in 2003 is attributable to the depreciation expense on the Property purchased on December 11, 2002, and immediately conveyed to STP. A full twelve months of depreciation was recognized in 2003, compared to one month's expense recognized in 2002. The increase in depletion and amortization expense of $35,000 is primarily due to the inclusion of a complete year of expense for the Stratford American Energy Corporation's working interests, compared to only nine months in 2002, the year of acquisition.

     OIL AND GAS OPERATIONS. The increase of $9,000 from 2002 to 2003 in oil and gas operations expense is also due to the inclusion of a complete year of operations expense for the Stratford American Energy Corporation's working interests in 23 oil and gas properties and to increased expense of $5,000 for existing properties, primarily due to equipment repair costs in 2003.

     INTEREST EXPENSE. Interest expense increased to $1,572,000 in 2003 from $155,000 in 2002. This increase is primarily due to the interest paid in 2003 on the debt on the office building purchased by the Company and other investors, and immediately conveyed to STP, in December of 2002.

     RELATED PARTY TRANSACTIONS. During 2003, the Company received $68,000 from two companies that are partially owned by four of the Company's executives or directors. These receipts were reimbursements for administrative expenses incurred by the Company on behalf of the related parties. These are recorded as a reduction of general and administrative expense for 2003. At December 31, 2003, $17,000 of these reimbursements are included in related party receivables.

     At December 31, 2003, a note payable of $1,800,000, due December 2, 2004, bearing an interest rate of 10%, with interest due monthly, was owed to Southwest Holdings, Ltd, a majority shareholder of the Company. At December 31, 2003, all of the accrued interest on the above-mentioned related party notes payable had been paid.

     At December 31, 2002, a note payable of $200,000, due no later than June 30, 2003, bearing an interest rate of 10%, with interest and principal due at maturity, was owed to Southwest Holdings, Ltd, a majority shareholder of the Company. On April 1, 2003, the principal balance of $200,000 and accrued interest of $6,000 was paid in full.

OPERATING SEGMENTS

     The Company reports results from three operating segments; Real Estate Activities, Oil and Gas Activities and Other, with Other primarily being general and administrative expense and interest income.

     REAL ESTATE ACTIVITIES. As discussed above, the Company purchased an office building in Scottsdale, Arizona, effective December 11, 2002, and immediately conveyed the property to STP. Such property is 100% percent leased by a single tenant for a term of twenty-two years. See "Liquidity and Capital Resources."

     OIL AND GAS ACTIVITIES. The Company, through it's wholly owned subsidiary, Stratford American Energy Corporation ("SAEC"), purchased working interests in 23 oil and gas properties located in Oklahoma and Texas effective April 1, 2002. The Company acquired SA Oil through a stock exchange transaction in April 2001. SA Oil owns working and/or royalty interests in 87 oil and gas properties located in Oklahoma and Texas. The Company also owns a nominal interest in four oil and gas wells in Arkansas and Oklahoma that generate insignificant revenues. See "Liquidity and Capital Resources."

     The Company sells its gas in the spot market, which is highly seasonal and volatile. Oil prices will continue to be affected by world markets and conditions. The uncertainty in the Middle East may continue to impact prices.

CAPITAL REQUIREMENTS

     During 2003, the Company, through its wholly owned subsidiary, Stratford American Energy Corporation, elected to participate proportionately in the drilling of four new development wells with costs paid in 2003 totaling $89,000. Funds for the development drilling came from Company cash. Two of the development wells are now producing properties. Future costs to complete the remaining two development wells will be approximately $31,000 and will be funded with Company cash. In January 2004, the Company elected to participate proportionately in the drilling of a fifth development well. The Company prepaid $25,000 in costs. The funds came from Company cash. If hydrocarbons are located in commercial quantity, the Company will be responsible for approximately $18,000 in additional costs to test and equip this fifth well. The funds will come from Company cash.

     Other than the events described, the Company does not have any material plans for future capital expenditures at the present time.

IMPACT OF INFLATION

     Inflation has not had a significant impact on the Company's results of operations.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Certain statements contained in this report, including statements containing the words "believes," "anticipates," "intends," "expects," "estimates," and "plans" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to the safe harbors created thereby. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause the actual results to be materially different from the forward-looking statements. Such factors include, among others, the following, the risk that the working interests in the SAEC oil and gas properties and the operations of SA Oil may not be profitable; the risk that the Company will continue to recognize losses from operations unless and until the Company is able to make profitable acquisitions; the risk that all of the foregoing factors or other factors could cause fluctuations in the Company's operating results and the price of the Company's common stock; the risk that the investment by the Company in Scottsdale Thompson Peak, LLC may not be profitable; and other risks detailed in this report and from time to time in the Company's other filings with the Securities and Exchange Commission. Given these uncertainties, readers should not place undue reliance on such forward-looking statements.

RECENT ACCOUNTING PRONOUNCEMENTS

     On May 15, 2003, the Financial Accounting Standards Board issued Statement No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. Statement No. 150 requires issuers to classify as liabilities (or assets in some circumstance) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, Statement No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the provisions of Statement No. 150 on July 1, 2003. The Company has not entered into any financial instruments within the scope of Statement No. 150 and has determined its implementation on July 1, 2003 had no effect on the Company's consolidated financial statements.

     In April 2003, the Financial Accounting Standards Board issued Statement No. 149 ("SFAS 149"), AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVTITIES, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company has not entered into any financial instruments within the scope of Statement No. 149 and has determined its implementation on June 30, 2003 had no effect on the Company's consolidated financial statements.

     In January 2003, the FASB issued Interpretation No. 46 ("Interpretation 46"), CONSOLIDATION OF VARIABLE INTEREST ENTITIES, AN INTERPRETATION OF ARB NO.
51. This interpretation of Accounting Research Bulletin No. 51, CONSOLIDATED FINANCIAL STATEMENTS, addresses consolidation by business enterprises of variable interest entities (selected entities with related contractual, ownership, voting or other monetary interests, including certain special purpose entities), and requires certain additional disclosure with respect to these entities. The provisions of Interpretation 46 are immediately applicable to variable interest entities created after January 31, 2003. In December 2003, the FASB issued a revision to Interpretation 46, commonly referred to as Interpretation No. 46R ("Interpretation 46R"). The objective of Interpretation 46R was to provide additional clarification to Interpretation 46 and require public entities to identify those entities that are considered special purpose entities (SPEs) in which they have variable interests and to apply the provisions of either Interpretation 46 of 46R at December 31, 2003. The full provisions of Interpretation 46R will be required by the Company for the first annual reporting period beginning after December 15, 2004. Currently the Company believes that the adoption of Interpretation 46R will not have a material effect on the Company's financial condition or results of operations.

     In December 2003, FASB Statement No. 132 (revised), EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS, was issued. Statement 132 (revised) prescribes employers' disclosures about pension plans and other postretirement benefit plans; it does not change the measurement or recognition of those plans. The Statement retains and revises the disclosure requirements contained in the original Statement 132. It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The Statement generally is effective for fiscal years ending after December 15, 2003. The Company adopted Statement No. 132 upon issuance and Management has determined that there was no effect on the Company's consolidated financial statements.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                Index                                       Page
                                -----                                       ----

Stratford American Corporation and Subsidiaries Consolidated
Financial Statements

     Independent Auditors' Report                                            16

     Consolidated Balance Sheet at December 31, 2003                         17

     Consolidated Statements of Operations for the years ended
     December 31, 2003 and 2002                                              18

     Consolidated Statements of Shareholders' Equity
     for the years ended December 31, 2003 and 2002                          19

     Consolidated Statements of Cash Flows for the years ended
     December 31, 2003 and 2002                                              20

     Notes to Consolidated Financial Statements                              21

Certain schedules are omitted as the required information is inapplicable or not present in amounts sufficient to require submission of the schedule, or because the required information is presented in the consolidated financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Stratford American Corporation:



We have audited the accompanying consolidated balance sheet of Stratford American Corporation and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stratford American Corporation and subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

                                          /s/ KPMG LLP


Phoenix, Arizona
February 20, 2004

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2003

                                     ASSETS

Cash and cash equivalents                                          $    705,000
Receivables:
   Oil and gas                                                           95,000
   Related party                                                         17,000
Oil and gas interests, net                                            1,230,000
Real estate investments, net                                         24,566,000
Loan fees, net                                                          310,000
Deferred rent                                                           389,000
Other assets                                                            190,000
                                                                   ------------

                                                                   $ 27,502,000
                                                                   ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                                                   $     59,000
Accrued liabilities                                                     222,000
Notes payable                                                        23,800,000
                                                                   ------------

       Total liabilities                                             24,081,000

Minority interest in consolidated subsidiary                            258,000


Shareholders' equity
   Non-redeemable preferred stock, par value, $.01 per share;
     authorized 50,000,000 shares, none issued
   Common stock, par value $.01 per share; authorized
     100,000,000 shares;  issued and outstanding 11,078,105
     shares                                                             111,000
   Additional paid-in capital                                        28,511,000
   Accumulated deficit                                              (25,448,000)
   Treasury stock, 1,967 shares at cost                                 (11,000)
                                                                   ------------

                                                                      3,163,000
                                                                   ------------

                                                                   $ 27,502,000
                                                                   ============

          See accompanying notes to consolidated financial statements.

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                  2003            2002
                                                              ------------    ------------
REVENUES:

   Oil and gas revenues                                       $    737,000    $    591,000
   Property rental income                                        2,485,000         121,000
   Gain on restructuring of payables                               614,000               0
   Interest and other income                                       121,000          49,000
                                                              ------------    ------------
                                                                 3,957,000         761,000
EXPENSES:

   General and administrative                                      642,000         450,000
   Depreciation, depletion and amortization                        825,000         301,000
   Oil and gas operations                                          207,000         198,000
   Property rental operations                                        5,000           4,000
   Interest                                                      1,572,000         155,000
                                                              ------------    ------------
                                                                 3,251,000       1,108,000
                                                              ------------    ------------

Net income (loss) before minority interest and income taxes        706,000        (347,000)

Minority interest share of net (income) loss                       (72,000)          2,000
                                                              ------------    ------------

Net income (loss) before income taxes                              634,000        (345,000)

Income tax expense                                                  12,000           4,000
                                                              ------------    ------------
Net income (loss)                                             $    622,000    $   (349,000)
                                                              ============    ============

Basic and diluted net income (loss) per share                 $       0.06    $      (0.05)
                                                              ============    ============

Shares used to compute income (loss) per share                  10,404,132      10,078,105
                                                              ============    ============

          See accompanying notes to consolidated financial statements.

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2003 AND 2002

                                 Common Stock             Additional                          Treasury Stock              Total
                         ----------------------------       Paid-in      Accumulated    ---------------------------    Shareholders'
                            Shares          Amount          Capital        Deficit         Shares         Amount          Equity
                         ------------    ------------    ------------   ------------    ------------   ------------    ------------
Balance,
   December 31, 2001        6,878,105    $     69,000    $ 27,496,000   $(25,721,000)          1,967   $    (11,000)   $  1,833,000
   Common stock issued      3,200,000          32,000         708,000                                                       740,000
   Net loss                                                                 (349,000)                                      (349,000)
                         ------------    ------------    ------------   ------------    ------------   ------------    ------------
Balance,
   December 31, 2002       10,078,105         101,000      28,204,000    (26,070,000)          1,967        (11,000)      2,224,000
   Common stock issued      1,000,000          10,000         307,000                                                       317,000
   Net income                                                                622,000                                        622,000
                         ------------    ------------    ------------   ------------    ------------   ------------    ------------
Balance,
   December 31, 2003       11,078,105    $    111,000    $ 28,511,000   $(25,448,000)          1,967   $    (11,000)   $  3,163,000
                         ============    ============    ============   ============    ============   ============    ============


           See accompanying notes to consolidated financial statements

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                         2003            2002
                                                                     ------------    ------------
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:
Net income (loss)                                                    $    622,000    $   (349,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
   Minority interest income (loss)                                         72,000          (2,000)
   Gain on restructuring of notes payable                                (614,000)              0
   Gain on sale of investment in LLC                                     (114,000)              0
   Depreciation, depletion and amortization                               825,000         301,000
   Amortization of deferred loan fees                                      28,000           2,000

Changes in assets and liabilities:
   Decrease (increase) in accounts, mortgage and other receivables        269,000        (275,000)
   Increase in deferred rent                                             (389,000)              0
   Increase in other assets                                               (45,000)        (15,000)
   Increase (decrease) in accounts payable                                (56,000)         60,000
   Increase in accrued liabilities                                        122,000          74,000
                                                                     ------------    ------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                       720,000        (204,000)
                                                                     ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of investment in LLC                                684,000               0
   Investment in LLC                                                       (6,000)        (14,000)
   Purchase of real estate property                                             0     (25,244,000)
   Purchase of oil and gas interests                                      (91,000)       (753,000)
   Purchases of property and equipment                                    (23,000)        (17,000)
   Proceeds from minority interest                                              0         187,000
                                                                     ------------    ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITES                        564,000     (25,841,000)
                                                                     ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from real estate financing                                          0      24,950,000
   Proceeds from issuance of common stock                                       0         500,000
   Payments on notes payable                                             (734,000)       (453,000)
                                                                     ------------    ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                      (734,000)     24,997,000
                                                                     ------------    ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      550,000      (1,048,000)

CASH AND CASH EQUIVALENTS, beginning of year                              155,000       1,203,000
                                                                     ------------    ------------
CASH AND CASH EQUIVALENTS, end of year                               $    705,000    $    155,000
                                                                     ============    ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid during the period                                   $  1,639,000    $     83,000
                                                                     ============    ============
   Taxes paid during the period                                      $     11,000    $      6,000
                                                                     ============    ============
NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Non-cash investment in LLC                                        $          0    $     18,000
                                                                     ============    ============
   Non-cash issuance of common stock for loan guarantees             $          0    $    240,000
                                                                     ============    ============
   Non-cash issuance of common stock related to restructuring
   of notes payable                                                  $    317,000    $          0
                                                                     ============    ============

          See accompanying notes to consolidated financial statements.

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


NOTE 1 - NATURE OF BUSINESS

     Stratford American Corporation and its subsidiaries (the "Company") are engaged in the businesses of the ownership of real estate and natural resource exploration and development. The Company has no other significant operations.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

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

PRINCIPLES OF CONSOLIDATION AND PRESENTATION

     The consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. Minority interest expense is recorded for the 20% minority interest held by outside investors in Scottsdale Thompson Peak, LLC.

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The carrying amount approximates fair value because of the short maturity of the financial instruments.

INVESTMENTS

     The Company recorded a $500,000 investment for the Triway Land Investors, LLC ("Triway") The investment related to the purchase of real estate property in 2000. In September 2001, the Company contributed an additional $32,000 to Triway. In April 2002 and January 2003, the Company contributed an additional $14,000 and $18,000, respectively, to Triway. In August, 2003 the Company sold its investment in Triway. (See Note 3)

REVENUE RECOGNITION

     The Company uses the sales method of accounting for crude oil revenues and for natural gas reserves. Under this method, revenues are recognized based on actual volumes of oil and gas sold to the purchasers. Revenue from property rental is recognized straight-line over the life of the lease.

CONCENTRATION OF CREDIT RISK

     Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of unsecured accounts receivable from crude oil and natural gas purchases and the potential that the single tenant of the building owned by STP may not be able to pay rents as agreed upon in the bondable lease agreement.

PROPERTY AND EQUIPMENT

     Oil and Gas Properties. The Company utilizes the successful efforts method of accounting for its oil and gas properties as promulgated by Statement of Financial Accounting Standards No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies." Under this method all costs associated with productive wells are capitalized while nonproductive exploration costs are expensed. Capitalized costs relating to proven properties are depleted using the straight-line method over a period of five to seven years.

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

NET INCOME (LOSS) PER COMMON SHARE

     The Company calculated basic and diluted net income (loss) per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128 "EARNINGS PER SHARE." Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during each period. Diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income of the Company. In calculating diluted net income (loss) per share for 2003 and 2002, respectively, 480,000 dilutive securities equivalents consisting of stock options have been excluded because their inclusion would have been antidilutive.

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

     Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's pro forma net income (loss) and income (loss) per share would have been:

                                                       Years ended December 31,
                                                          2003          2002
                                                       ----------    ----------

Net income (loss):
   As reported                                         $  622,000    $ (349,000)
                                                       ==========    ==========
Deduct:
   Total stock-based employee compensation
   expense determined under fair value method
   for stock options                                   $        0    $        0
                                                       ==========    ==========
Pro forma                                              $  622,000    $ (349,000)
                                                       ==========    ==========
Basic and diluted income (loss) per share:
   As reported                                         $     0.06    $    (0.05)
                                                       ==========    ==========
Pro forma                                              $     0.06    $    (0.05)
                                                       ==========    ==========

RECLASSIFICATIONS

     Certain reclassifications have been made to the prior year's consolidated financial statement amounts to conform to the current year presentation.

NOTE 3 - REAL ESTATE INVESTMENTS

     On December 11, 2002, the Company, along with other investors, completed the purchase of an office building leased by a single tenant located at 20225 North Scottsdale Road, Scottsdale, Arizona (the "Property") for $25,484,000, which reflects the purchase price and closing costs incurred. The Company intends to continue this use of the building. The Property is held by Scottsdale Thompson Peak, LLC, an Arizona limited liability company ("STP"). The Company owns 80% of the membership interests in, and is the manager of STP. The Company contributed $750,000 in cash and its 80% undivided interest in the Property in return for its 80% membership interest in STP, and other investors contributed $187,000 in cash and their 20% undivided interest in the Property in return for the remaining 20% of the membership interests in STP.

     The Company's cash contribution of $750,000 came from company cash of $250,000 and the proceeds of the sale by the Company of 2,000,000 shares of Company common stock for $500,000. STP funded the purchase of the Property through a combination of the cash contributions described above and loans obtained by the LLC in the aggregate amount of $24,300,000. A loan of $20,000,000 is financed with a 5.9% interest rate, twenty-two year straight-line amortization note and is guaranteed by JDMD Investments, LLC, a major shareholder of the Company. A loan of $2,500,000 is financed with a 6% interest rate, interest only note, for a period of two years, due December 11, 2004, and is guaranteed 50% by JDMD Investments, LLC and 50% by Diamond Ventures, Inc. A loan of $1,800,000 is financed with a 10% interest rate note, interest only, for a period of two years, due December 2, 2004. The Company also issued a total of 1,200,000 shares of its common stock (valued at $0.20 per share) to JDMD Investments, LLC, a major shareholder of the Company, for its agreement to guarantee payment of certain exceptions or carve outs on the first mortgage, the guarantee of 50% of the $2,500,000 bank loan, the assignment of all its interests in finding and negotiating the purchase of the Property, and obtaining the mortgage loan and other financing involved. This $240,000 is recorded as a loan fee and is being amortized monthly, pro-rata over the life of the loans. At December 31, 2003, the net book value of the loan fee was $215,000.

     The building is leased 100% by a single tenant. Annual basic rent for years one through five is $2,096,000. In years six, eleven, and sixteen of the lease, the annual basic rents are escalated by 10% of the prior years rent. The Company is reporting results from this lease as an operating lease. As such, total revenue anticipated for the life of the lease is recognized in equal annual installments. If the amount of cash received is less than the revenue recognized, the difference is recorded as deferred revenue. The lease is a bondable, fully triple net twenty-two year lease. The lease commenced on December 9, 2002 and will expire on December 31, 2024 (excluding unexercised extensions). Three, five-year renewal options are available to the tenant. The gross basic rents to be received are as follows:

            Year ending December 31:
            2004                               $  2,096,000
            2005                                  2,096,000
            2006                                  2,096,000
            2007                                  2,096,000
            2008                                  2,306,000
            Thereafter                           41,437,000
                                               ------------
                                               $ 52,127,000

     The Company records depreciation expense on a straight-line basis over the expected life of the building. The expected life of the building is forty years. The Company recorded an asset of $25,484,000 for the office building, land and associated closing costs. As of December 31, 2003, depreciation expense in the amount of $578,000 and amortization of loan fees of $30,000 have been recorded, leaving a net asset of $24,876,000.

     Had the purchase been completed as of January 1, 2002, the Company would have reported the following:

                                                      For the Year Ended
                                                       December 31, 2002
                                                      ------------------
                                                          (Unaudited)

     Total revenue                                       $  3,105,000
     Net income (loss)                                   $    (14,000)
     Basic and diluted net income (loss) per share       $      (0.00)
     Pro Forma weighted average shares outstanding         10,078,105

     On October 26, 2000, the Company through its membership in Triway, a limited liability company with two additional members, entered into an operating agreement to acquire real property in Scottsdale, Arizona. The acquisition price of the real property acquired by Triway, approximately 10 acres, was $3,600,000. As a result, the Company made a $500,000 equity investment in Triway. According to the operating agreement, the Company and a majority interest member of Triway were required to make additional contributions up to a proportionate specified amount. As of August 5, 2003, the Company had contributed a total of $570,000 to Triway. On August 5, 2003, Triway sold the real property for $4,799,000. After all expenses were deducted, the Company received a cash distribution of $684,000 for its membership interest in Triway. The Company recognized a gain of $114,000 from the sale of its investment in Triway, which is reflected in interest and other income in the accompanying Consolidated Statements of Operations.

NOTE 4 - OIL AND GAS ACTIVITIES

     On June 5, 2002, the Company, through its wholly owned subsidiary Stratford American Energy Corporation, purchased working interests in 23 oil and gas properties located in Oklahoma and Texas, effective April 1, 2002. In 2003, the Company elected to participate proportionately in the drilling of four development wells. Total capitalized costs of the SAEC properties and accumulated depletion and amortization are as follows:

                                                        December 31, 2003
                                                        -----------------

     Acquisition of oil and gas interests                   $ 694,000
     Development costs                                         89,000
     Less accumulated depletion and amortization             (175,000)
                                                            ---------
                                                            $ 608,000
                                                            =========

     The Company recognized depletion expense of $99,000 and $74,000 for the years ended December 31, 2003 and 2002, respectively and amortization expense of $1,000 for each of the years ended December 31, 2003 and 2002.

     In addition to the oil and gas interests, acquisition costs of $68,000 are being amortized equally over a seven-year period. The Company recognized amortization expense of $10,000 and $7,000 for the years ended December 31, 2003 and 2002, respectively. Total accumulated amortization of acquisition costs is $17,000 at December 31, 2003, leaving net acquisition costs of $51,000 on the books of the Company.

     On April 19, 2001, the Company purchased 100% of the capital stock of SA Oil and Gas Corporation ("SA Oil"), from the shareholders of SA Oil, in exchange for 755,948 shares of common stock of the Company. SA Oil owns working and/or royalty interests in 87 oil and gas properties located in Oklahoma and Texas. Total capitalized costs of the SA Oil properties and accumulated depletion and amortization are follows:

                                                        December 31, 2003
                                                        -----------------

     Oil and gas interests                                 $ 3,654,000
     Development costs                                           2,000
     Less accumulated depletion and amortization            (3,040,000)
                                                           -----------
                                                           $   616,000
                                                           ===========

     Oil and gas interests are being depleted equally over a seven-year period, which is the estimated life of the wells. The Company recognized depletion expense of $134,000 for each of the years ended December 31, 2003 and 2002 and amortization expense of $20,000 and $15,000 for the years ended December 31, 2003 and 2002, respectively.

     In addition to the oil and gas interests, acquisition costs of $48,000 are being amortized equally over a seven-year period. The Company recognized amortization expense of $7,000 for each of the years ended December 31, 2003 and 2002. Total accumulated amortization of acquisition costs is $19,000 at December 31, 2003, leaving net acquisition costs of $29,000 on the books of the Company.

     Stratford American Resource Corporation originally paid $38,000 for a nominal working interest in four oil and gas wells. Accumulated depletion to date is $32,000, leaving a net asset of $6,000 on the books of the Company at December 31, 2003.

     Total net oil and gas interests at December 31, 2003 are $1,230,000. Total net acquisition costs relating to the oil and gas properties are $80,000 at December 31, 2003.

NOTE 5 - NOTES PAYABLE

     Notes payable consist of the following as of December 31, 2003:

     Note payable to Allianz Life Insurance Company, due
       November 15, 2024, principal and interest due monthly
       at 5.9%, collateralized by the Deed of Trust, Assignment
       of Rents and Security Agreement                             $ 19,500,000

     Note payable to Woodforest National Bank, due
       December 11, 2004, interest due monthly at 6%                  2,500,000

     Note payable to Southwest Holdings, Ltd, a related party,
       due December 2, 2004, interest due monthly at 10%              1,800,000
                                                                   ------------
                                                                   $ 23,800,000
                                                                   ============

     Principal payments on notes payable are as follows:

            Year ending December 31:
            2004                               $   4,749,000
            2005                                     518,000
            2006                                     550,000
            2007                                     583,000
            2008                                     618,000
            Thereafter                            16,782,000
                                                ------------
                                                $ 23,800,000
                                                ============

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

     The terms of the Company's notes payable approximate the terms in the marketplace at which it could be replaced. Therefore, the fair value approximates the carrying value of the financial instrument.

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

     Since the fair value is estimated as of December 31, 2003, the amounts that will actually be realized or paid at settlement or maturity of instruments could be significantly different.

NOTE 7 - STOCK OPTION PLAN

     In July 1998, the Company adopted a Stock Option Plan (the "Plan"). Common stock reserved for grants to key employees of the Company under the Plan in each calendar year is based on a percentage of total common stock outstanding in each such calendar year. The aggregate number of shares of common stock for which options may be granted or for which stock grants may be made to any one individual participating in the Plan may not exceed 500,000 shares per year or 2,000,000 shares over the term of the Plan. Options become exercisable over a specific period of continuous employment according to each grant awarded, but may not be exercised more than ten years from the Date of Grant. The options under the Plan were granted at the fair market value of the Company's stock at the date of grant as determined by the Company's Board of Directors.

     The following table summarizes information about the stock options outstanding at December 31, 2003:

                                          Weighted
                                           Average     Weighted                 Weighted
Date of      Range of                     Remaining    Average                  Average
Original     Exercise        Options     Contractual   Exercise     Options     Exercise
 Grant         Price       Outstanding      Life        Price     Exercisable    Price
--------   -------------   -----------   -----------   --------   -----------   --------
11/09/98   $0.50               100,000           1.9   $   0.50       100,000   $   0.50
10/11/99   $0.79 - $0.80       190,000            .8       0.80       190,000       0.80
01/03/00   $1.25               190,000           1.0       1.25       190,000       1.25
                           -----------   -----------   --------   -----------   --------
           $0.50 - $1.25       480,000           1.1   $   0.92       480,000   $   0.92
                           ===========   ===========   ========   ===========   ========

     In January 2000, the Board granted stock options to certain directors to purchase 190,000 shares of common stock. The 2000 options are exercisable at $1.25 per share, fully vested at grant date, and expire January 2005. 100,000 options originally granted to certain directors in 1998 and previously extended expired on November 2003. The Board extended these options with an exercise price of $0.50 for a period of two years with a new expiration date of November 2005. The fair value on the extension date was less than the exercise price; therefore, no compensation expense was recorded. In October 2002, 50,000 options granted to a consultant for services performed in 1999 expired. The options were fully vested at grant date and were valued at $15,000 and charged to compensation expense in 1999. The Board extended these options with an exercise price of $0.79 for a period of 2 years with a new expiration date of October 2004. Immediately prior to the extension being granted, the fair value of these options, as determined using the Black-Scholes model, was zero. The fair value at the extension date was less than the exercise price; therefore, no compensation expense was recorded in 2003.

     At December 31, 2003 the per share weighted-average fair value of stock options extended was zero using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for 2003: average exercise price of $0.50, market price of $0.25, expected dividend yield 0%, expected volatility of 3%, risk free interest rate of 3% and an expected life of 2 years. No new options were granted in 2003.

     At December 31, 2003, the range of exercise prices and weighted average remaining on contractual life of options was $.50 - $1.25 and 1.1 years, respectively.

                                                       Weighted Average Exercise
                                          Number            Price Per Share
                                          ------       -------------------------

      Outstanding, December 31, 2001      480,000               $ 0.92
         Granted                                0                    0
         Canceled                               0                    0
         Exercised                              0                    0
                                          -------               ------
      Outstanding, December 31, 2002      480,000               $ 0.92
                                          =======               ======

         Granted                                0                    0
         Canceled                               0                    0
         Exercised                              0                    0
                                          -------               ------
      Outstanding, December 31, 2003      480,000               $ 0.92
                                          =======               ======

NOTE 8- SHAREHOLDERS' EQUITY

     On December 12, 2002, the Company issued 1,800,000 shares of its common stock to the DRD-97 Trust in exchange for $450,000 in cash and issued 200,000 shares of common stock to David Goldstein for $50,000 in cash. The DRD-97 Trust and David Goldstein are related parties. The shares were valued at $0.25 per share.

     On December 12, 2002, the Company issued 1,200,000 shares of common stock in the Company to JDMD Investments, LLC, a related party, valued at $0.20 per share, in exchange for its agreement to guarantee payment of certain exceptions or carve outs on the first mortgage, the guarantee of 50% of a $2,500,000 bank loan, the assignment of all its interests in finding and negotiating the purchase of the Property, and obtaining the mortgage loan and other financing involved.

     On September 4, 2003, the Company issued 1,000,000 shares of its common stock to Bulgheroni SPA, a shareholder, in exchange for full satisfaction of an outstanding note payable of $903,000, along with accrued interest of $28,000. The market value of the shares at issue date was $0.20 per share This transaction resulted in a gain of $614,000 which is reflected as a gain on restructuring of payables and an increase in additional paid-in capital of $307,000, $190,000 of which represents excess of fair market value over par value of the shares issued and $117,000 of which is deemed a capital contribution from the aforementioned shareholder.

NOTE 9 - INCOME TAXES

     Income taxes from continuing operations totaled $12,000 for the year ended December 31, 2003. A reconciliation of the provision for income taxes on income from continuing operations and the amount that would be computed using the statutory federal income tax rate for the year ended December 31 was as follows:

                                                    2003
                                               -------------
     Computed income taxes at statutory
       federal income rate of 34%              $     216,000         34.00%
     State income taxes, net of federal
       effect                                          5,000           .78%

     Change in federal valuation allowance          (238,000)      - 37.46%
     Other                                            29,000          4.57%
                                               -------------       --------
                                               $      12,000          1.89%
                                               =============       ========

The provision for income taxes on income from continuing operations for the year ended December 31, 2003 consisted of the following:

                         Current        Deferred         Total
                         -------        --------        -------

     Federal             $ 4,000        $      0        $ 4,000
     State                 8,000               0          8,000
                         -------        --------        -------
                         $12,000        $      0        $12,000
                         =======        ========        =======

     The following carryforwards are available at December 31, 2003, to offset future taxable income and income taxes as follows:

                                        Year Expires       Amount
                                        ------------     ----------

     Net operating loss                   2004-2022      $9,407,000
     General business credit                2019              5,000
     Alternative minimum tax credit                          78,000

If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of the carryforwards which can be utilized, which could potentially impair the ability to utilize the full amount of the carry forward.

     Deferred income tax assets (liabilities) included in the Consolidated Balance Sheet at December 31, 2003 consisted of the following:

      Deferred tax asset:
      Allowance for mining interest impairment                      $   369,000
      Net operating loss carryforwards and federal tax credits        3,210,000
      Differences in depreciation and depletion                         230,000
                                                                    -----------

      Total deferred tax assets before valuation allowance            3,809,000

      Valuation allowance                                             3,654,000
                                                                    -----------

      Net deferred tax asset                                            155,000

      Deferred tax liability:
      Deferred rental income                                           (155,000)

      Net deferred taxes                                            $         0
                                                                    ===========

     The valuation allowance for the deferred tax assets as of January 1, 2003 was $3,921,000. The net change in the total valuation allowance for the year ended December 31, 2003 was a decrease of $267,000.

NOTE 10 - OPERATING LEASE COMMITMENTS

     The aggregate future minimum lease commitments under a non-cancelable operating lease for the Stratford American Corporation corporate offices are as follows:

         Year ending December 31:
         2004                                          $87,000

     The Company has no options for renewal under the current lease.

     Rent expense, including base rent and additional charges, was $119,000 and $105,000 for the years ended December 31, 2003 and 2002, respectively. Rental expense for each of the two years was reduced by income received from subleases.

NOTE 11 - RELATED PARTY TRANSACTIONS

     During 2003, the Company received $68,000 from two companies that are partially owned by four of the Company's executives or directors. These receipts were reimbursements for administrative expenses incurred by the Company on behalf of the related parties. These are recorded as a reduction of general and administrative expense for 2003. At December 31, 2003, $17,000 of these reimbursements is included in related party receivables.

     During 2003, the Company received $6,000 from a Company that is partially owned by four of the Company's executives or directors for a month-to-month sublease of the Company's offices. This is recorded as a reduction in rental expense, included in the general and administrative expense. This arrangement ended June 30, 2003 and all of the sublease payments had been received.

     Effective November 1, 2003, the Company entered into a month-to-month sublease of the Company's offices with a company that is owned by a majority shareholder of the Company. The monthly rent is $2,000, which is at market rate. This was recorded as a reduction in rental expense, included in general and administrative expense. At December 31, 2003, all of the sublease payments had been received.

     At December 31, 2002, a note payable of $200,000, due in June 2003, bearing an interest rate of 10%, with principal and all accrued interest due at maturity, was owed to a major shareholder of the Company. On April 1, 2003, the note and all the accrued interest was paid in full.

NOTE 12 - NET INCOME (LOSS) PER SHARE

The computation of basic and diluted net loss per share are as follows:

                                                       Years Ended December 31,
                                                          2003          2002
                                                      -----------   -----------

Net income (loss)                                     $   622,000   $  (349,000)
                                                      ===========   ===========

Weighted average common shares outstanding - basic     10,404,132     7,053,447
                                                      ===========   ===========

Net income (loss) per share - basic                   $      0.06   $     (0.05)
                                                      ===========   ===========

Weighted average common shares outstanding - basic     10,404,132     7,053,447
Effect of dilutive securities - stock options                   0             0
                                                      -----------   -----------

Weighted average common shares outstanding - diluted   10,404,132     7,053,447
                                                      ===========   ===========

Net income (loss) per share - diluted                 $      0.06   $     (0.05)
                                                      ===========   ===========

Stock options not included in diluted income (loss)
per share                                                 480,000       480,000
                                                      ===========   ===========

NOTE 13 - OPERATING SEGMENTS

     The following summarize information about the Company's operations by business operating segments for the years ended December 31, 2003 and 2002. The segment "Oil & Gas" includes working and or/royalty interests in oil and gas properties that are primarily located in Oklahoma and Texas, as described in
Note 4 of the consolidated financial statements as of December 31, 2003. The segment "Real Estate" includes an office building, leased to a single tenant, located in Scottsdale, Arizona, as described in Note 3 of the consolidated financial statements as of December 31, 2003. The segment "Other" includes the results of the sale of the Company's investment in Triway Land Investors, LLC, the restructuring of payables and other corporate activities. The segment "Elimination" includes intercompany eliminations.

                                   Oil & Gas     Real Estate        Other        Elimination        Total
                                  -----------   -------------    ------------    -----------    ------------
DECEMBER 31, 2003

Total revenue                     $   737,000   $   2,485,000    $    798,000    $   (63,000)   $  3,957,000

Net income before income taxes        221,000         342,000          71,000              0         634,000

Identifiable assets                 1,482,000      25,430,000         590,000              0      27,502,000

Depreciation, depletion and
amortization expense                  279,000         534,000          12,000              0         825,000

Interest expense                       37,000       1,533,000           2,000              0       1,572,000

Interest income                             0               0           5,000              0           5,000

Other income                                0               0         116,000              0         116,000

Income tax expense                      8,000               0           4,000              0          12,000

Expenditures for additions
(long lived assets)                    91,000               0          23,000              0         114,000


                                   Oil & Gas     Real Estate        Other        Elimination        Total
                                  -----------   -------------    ------------    -----------    ------------
DECEMBER 31, 2002

Total revenue                         591,000         121,000          49,000              0         761,000

Net income (loss) before
income taxes                           95,000         (10,000)       (430,000)             0        (345,000)

Identifiable assets                 1,675,000      25,479,000         935,000              0      28,089,000

Depreciation, depletion and
amortization expense                  245,000          44,000          12,000              0         301,000

Interest expense                       54,000          84,000          17,000              0         155,000

Interest income                             0               0          14,000              0          14,000

Other income                                0               0          35,000              0          35,000

Income tax expense                      4,000               0               0              0           4,000

Expenditures for additions
(long lived assets)                   753,000      25,244,000          17,000              0      26,014,000

NOTE 14 - COMMITMENTS AND CONTINGENCIES

     The Company has adopted the disclosure provisions of the Financial Accounting Standards Board Interpretation No. 45, GUARANTOR'S ACCOUNTING AND DISCLOSUE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS. Interpretation 45 requires disclosures about obligations under certain guarantees the guarantor has issued While the Company has various indemnity obligations included in contracts entered into in the normal course of business, these obligations are primarily in the form of indemnities that could result in immaterial increases of future costs, but do not represent significant commitments or contingent liabilities of the indebtedness of others.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company has not changed its accountants nor had any disagreements with accountants on matter of accounting principles or practices, financial disclosures, or auditing scope or procedure during its two most recent fiscal years.

ITEM 8A. CONTROLS AND PROCEDURES

     Our Chief Executive Officer, our President and our Controller, based on the evaluation of our disclosure controls and procedures (as defined in rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that, as of December 31, 2003, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the last fiscal quarter, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEMS 9, 10, 11 AND 12

     The information called for by Part III (Items 9, 10, 11 and 12) is incorporated herein by reference from the material included under the captions "Elections of Directors," "Principal Shareholders," and "Executive Compensation" in Stratford American Corporation's definitive proxy statement (to be filed pursuant to Regulation 14A) for its Annual Meeting of Shareholders to be held June 30, 2004 (the "2004 Proxy Statement"). The 2004 Proxy Statement is being prepared and is expected to be filed with the Securities and Exchange Commission in definitive form on or about April 30, 2004, and is expected to be furnished to shareholders on or about May 30, 2004.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

     (a) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES; EXHIBITS - See "Item 7 - Financial Statements and Supplementary Data" above.

          The Exhibits listed on the accompanying Exhibits Index are filed as part of, orincorporated by reference into, this report.

          Contracts with management and any compensatory plans or arrangements relating to management are as follows:

          Number   Description
          ------   -----------

           10.2 Stratford American Corporation 1998 Stock Incentive Plan. Incorporated by reference as Exhibit 2 to the Company's Definitive Proxy Statement (Schedule 14A) for its annual meeting of shareholders held on July 8, 1998, which was filed with the Securities and Exchange Commission on April 28, 1998.

     (b)  REPORTS ON FORM 8-K

     There were no reports on Form 8-K filed during the fourth quarter of 2003.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The following is a summary of the fees billed to us by KPMG, LLP, our independent auditors, for professional services rendered for the fiscal years December 31, 2003 and December 31, 2002:

Fee Category                     Fiscal 2003 Fees           Fiscal 2002 Fees
------------                     ----------------           ----------------

Audit Fees (1)                       $58,000                     $51,000
Audit-Related Fees (2)                     0                      13,000
Tax Fees (3)                          19,000                      25,000
All Other Fees                             0                           0
                                     -------                     -------

Total Fees                           $77,000                     $89,000
                                     =======                     =======

(1) Audit Fees consist of aggregate fees billed for professional services rendered for the audit of our annual financial statements and review of the interim financial statements included in quarterly reports or services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2003 and December 31, 2002, respectively.
(2) Audit-Related Fees consist of aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit Fees." These fees related to a review of Form 8-K and matters related to the 2002 issuance of the Company's common stock.
(3) Tax Fees consist of aggregate fees billed for professional services rendered for research and preparation of federal and state tax returns.

     The Audit Committee of the Board of Directors believes that the non-audit services provided by KPMG, LLP are compatible with maintaining the auditor's independence. None of the time devoted by KPMG, LLP on its engagement to audit the Company's financial statements for the years ended December 31, 2003 and 2002 is attributable to work performed by persons other than KPMG, LLP employees. Before KPMG, LLP is engaged by the Company or its subsidiaries to render any audit or non-audit services, the engagement is approved by the Audit Committee of the Board of Directors and all such services are approved, and were approved, in this manner.

     SIGNATURES

     In accordance with the requirements of the Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    STRATFORD AMERICAN CORPORATION
                                    Registrant

Date:    March 30, 2004             By       /s/ David H. Eaton
                                       -----------------------------------------
                                       David H. Eaton, Chairman of the Board and
                                       Chief Executive Officer

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:    March 30, 2004             By       /s/ David H. Eaton
                                       -----------------------------------------
                                       David H. Eaton, Chairman of the Board and
                                       Chief Executive Officer
                                       (Principal Executive Officer)


Date:    March 30, 2004             By       /s/ Mel L. Shultz
                                       -----------------------------------------
                                       Mel L. Shultz, President and Director


Date:    March 30, 2004             By       /s/ Gerald J. Colangelo
                                       -----------------------------------------
                                       Gerald J. Colangelo, Director


Date:    March 30, 2004             By       /s/ Richard H. Dozer
                                       -----------------------------------------
                                       Richard H. Dozer, Director


Date:    March 30, 2004             By       /s/ Dale M. Jensen
                                       -----------------------------------------
                                       Dale M. Jensen, Director


Date:    March 30, 2004             By       /s/ Mitchell S. Vance
                                       -----------------------------------------
                                       Mitchell S. Vance, Director


Date:    March 30, 2004             By       /s/ Daniel E. Matthews
                                       -----------------------------------------
                                       Daniel E. Matthews, Controller, Secretary
                                       and Treasurer

                                 EXHIBITS INDEX

Exhibits 21.1, 31.1, 31.2, 31.3 and 32 are filed with this report. The Company hereby incorporates all other exhibits by reference pursuant to Rule 12b-32, each of which (except Exhibits 3.3, 10.9, 10.10, 10.11, 10.12, 10.13, 10.14,
10.15,  10.16,  10.17,  10.18,  10.19,  and 21.1) was filed as an exhibit to the
Company's Registration on Form 10, which was filed July 22, 1988, and amended on October 7, 1988, and December 8, 1988. Exhibit 3.3 was filed with the Company's Registration Statement on Form S-1 on June 12, 1989, with the Securities and Exchange Commission. Exhibit 10.9 was filed as Exhibit 2.1 to the Company's Form 8-K, which was filed with the Securities and Exchange Commission on October 28, 1998. Exhibit 10.10 was filed as Exhibit 10.39 to the Company's form 10-KSB for the year ended December31, 1998, which was filed with the Securities and Exchange Commission on March 31, 1999. Exhibits 10.11, 10.12, and 10.13 were filed with the Company's Form 10-KSB for the year ended December 31, 1999 which was filed with the Securities and Exchange Commission on March 30, 2000. Exhibit
10.14 was filed with the Company's Form 10-KSB for the year ended December 31, 2000 which was filed with the Securities and Exchange Commission on March 30, 2001. Exhibit 10.15 was filed as Exhibit 2.1 to the Company's Form 8-K, which was filed with the Securities and Exchange Commission on May 2, 2001. Exhibit
10.16 was filed as Exhibit 2.1 to the Company's Form 8-K, which was filed with the Securities and Exchange Commission on June 18, 2002. Exhibit 10.17 was filed as Exhibit 2.1 to the Company's Form 8-K, which was filed with the Securities and Exchange Commission on December 26, 2002. Exhibit 10.18 was filed as Exhibit
10.1 to the Company's Form 8-K, which was filed with the Securities and Exchange commission on December 26, 2002. Exhibit 10.19 was filed with Form 10-KSB for the year ended December 31, 2002, which was filed with the Securities and Exchange Commission on March 31, 2003. Exhibit 10.20 was filed with the Company's Definitive Proxy Statement (Schedule 14A) for its annual meeting of shareholders held on July 8, 1998, which was filed with the Securities and Exchange Commission on April 28, 1998.

Number                          Description
------                          -----------

  3.1     Articles of Incorporation
  3.2     By-laws
  3.3     Articles of Amendment to Articles of Incorporation
  4.1     Form of Common Stock Certificate
  4.2     Form of Series "A" Preferred Stock Certificate
  4.3     Articles IV of the Articles of Incorporation
  4.4     Article III of the Bylaws
 10.1 Indemnification Agreement, dated as of May 19, 1988, between the Company and Mel L. Shultz
 10.2     Schedule of Omitted Indemnification Agreements
 10.3 Indemnification Agreement, dated as of February 19, 1988, relating to guarantees
 10.4 Indemnification Agreement, dated as of May 10, 1988, relating to guarantees
 10.5     Registration Agreement, dated as of February 19, 1998
 10.6 Agreement, dated as of February 18, 1988, relating to restrictions against preferred shares
 10.7     Trust Agreement, dated as of June 18, 1987
 10.8     Share Sale and Registration Agreement, dated January 31, 1989
 10.9 Acquisition Agreement between Stratford American Car Rental Systems, Inc. and Dollar Rent A Car Systems, Inc. dated September 24, 1998

 10.10 Net Lease Agreement between Stratford American Car Rental Systems, Inc. and Dollar Rent A Car Systems, Inc. dated October 1, 1998
 10.11 Post-Closing Statement between Dollar Rent A Car Systems, Inc. and Stratford American Car Rental Systems, Inc. dated January 27, 1999
 10.12 Settlement Agreement between Stratford American Resource Corporation, Energy Investments Advisors, Inc., Oil & Gas Advisors, Inc., Petroleum Advisors & Co., Samuel B. Davis, and Hugh J. Davis, dated October 6, 1999
 10.13 Purchase Agreement by and between Foot Creek Corporation of Arizona and Grandilla (Arizona), Inc. and Stratford American Car Rental Systems, Inc. dated December 29, 1999
 10.14 Operating Agreement between DVI Raintree, LLC, Stratford American Corporation and Colonial Raintree, LLC dated October 26, 2000
 10.15 Stock Purchase Agreement, dated March 22, 2001 by and among SA Oil and Gas Corporation, the shareholders of SA Oil and Gas Corporation and Stratford American Corporation
 10.16 Purchase and Sale Agreement, dated June 5, 2002 by and between Crown Energy Drilling Production Fund 2001-1 Limited Partnership and Stratford American Energy Corporation
 10.17 Purchase and Sale Agreement, dated July 17, 2002, by and between Opus West Corporation, a Minnesota corporation, and Stratford American Corporation
 10.18 Letter Agreement between Stratford American Corporation, JDMD Investments, L.L.C., Diamond Ventures, Inc., Golden Gate Apartments, Ltd., L.P., Auriga Properties, Inc., DRD-97 Trust and David Goldstein
 10.19    Operating Agreement of Scottsdale Thompson Peak, LLC
 10.20    Stratford American Corporation 1998 Stock Incentive Plan
 21.1     Subsidiaries
 31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
 31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
 31.3 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
 32 Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Note: Shareholders may obtain copies of Exhibits by making written request to the Secretary of the Corporation and paying copying costs of $0.10 per page, plus postage.