Form 10QSB
period 2004-03-31
STRATFORD AMERICAN CORP
filed 2004-05-14
CIK 836435

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ------------

                                   FORM 10-QSB

(Mark One)
   (X)            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

11,078,105 shares of the issuer's common stock, par value $.01 per share, were issued and outstanding at the close of business on April 30, 2004.

Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

                         STRATFORD AMERICAN CORPORATION

                                      INDEX


PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Consolidated Balance Sheet as of March 31, 2004 (unaudited)                   3

Consolidated Statements of Operations for the three months ended
March 31, 2004 and 2003 (unaudited)                                           4

Consolidated Statements of Cash Flows for the three months
ended March 31, 2004 and 2003 (unaudited)                                     5

Notes to Consolidated Financial Statements (unaudited)                        6

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS                                  11

ITEM 3. CONTROLS AND PROCEDURES                                              16

PART II. OTHER INFORMATION                                                   16

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                     16

Signatures                                                                   17

                          PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2004
                                   (unaudited)

                                     ASSETS

Cash and cash equivalents                                          $    657,000
Receivables:
  Oil and gas                                                           120,000
  Related party                                                          15,000
  Other                                                                   1,000
Oil and gas interests, net                                            1,210,000
Real estate interests, net                                           24,433,000
Loan fees, net                                                          303,000
Deferred rent                                                           481,000
Other assets                                                            124,000
                                                                   ------------

                                                                   $ 27,344,000
                                                                   ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                                                         49,000
Accrued liabilities                                                     144,000
Notes payable                                                        23,720,000
                                                                   ------------

     Total liabilities                                               23,913,000

Minority interest in consolidated subsidiary                            277,000

Shareholders' equity:
  Non-redeemable preferred stock, par value $.01 per share;
    authorized 50,000,000 shares, none issued
  Common stock, par value $.01 per share; authorized 100,000,000
    shares; issued and outstanding 11,078,105 shares                    111,000
  Additional paid-in capital                                         28,511,000
  Accumulated deficit                                               (25,457,000)
  Treasury stock, 1,967 shares at cost                                  (11,000)
                                                                   ------------

                                                                      3,154,000
                                                                   ------------

                                                                   $ 27,344,000
                                                                   ============

          See accompanying notes to consolidated financial statements.

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                    FOR THE THREE MONTHS ENDED
                                                             MARCH 31,
                                                   ----------------------------
                                                       2004            2003
                                                   ------------    ------------
REVENUES:
  Oil & gas revenue                                $    183,000    $    204,000
  Property rental income                                616,000         524,000
  Interest and other income                               2,000           1,000
                                                   ------------    ------------

                                                        801,000         729,000
EXPENSES:
  General and administrative                            141,000         133,000
  Depreciation, depletion and amortization              207,000         207,000
  Oil & gas operations                                   64,000          48,000
  Interest                                              378,000         403,000
                                                   ------------    ------------

                                                        790,000         791,000
                                                   ------------    ------------

Net income (loss) before minority interest
  and income taxes                                       11,000         (62,000)

Minority interest share of net (income) loss            (19,000)          4,000
                                                   ------------    ------------

Net loss before income taxes                             (8,000)        (58,000)

Income tax expense                                        1,000           1,000
                                                   ------------    ------------

Net loss                                           $     (9,000)   $    (59,000)
                                                   ============    ============

Basic and diluted net loss per share               $      (0.00)   $      (0.01)
                                                   ============    ============

Shares used to compute loss per share                11,078,105      10,078,105
                                                   ============    ============


          See accompanying notes to consolidated financial statements.

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                     FOR THE THREE MONTHS ENDED
                                                              MARCH 31,
                                                     --------------------------
                                                        2004             2003
                                                     ---------        ---------
CASH FLOWS FROM CONTINUING OPERATIONS:
  Net loss                                           $  (9,000)       $ (59,000)
  Adjustments to reconcile net loss to net cash
  provided by operating activities:
    Minority interest income (loss)                     19,000           (4,000)
    Depreciation, depletion and amortization           207,000          207,000
    Amortization of deferred loan fees                   7,000            7,000

  Changes in assets and liabilities:
    Increase in accounts and mortgage receivable       (24,000)          (4,000)
    Increase in deferred rent                          (92,000)               0
    Decrease (increase) in other assets                 58,000           (1,000)
    Decrease in accounts payable                       (10,000)          (9,000)
    Decrease in accrued liabilities                    (78,000)         (38,000)
                                                     ---------        ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES               78,000           99,000
                                                     ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of oil and gas interests                    (46,000)          (2,000)
  Purchases of property and equipment                        0          (14,000)
                                                     ---------        ---------

NET CASH USED IN INVESTING ACTIVITIES                  (46,000)         (16,000)
                                                     ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on notes payable                            (80,000)        (114,000)
                                                     ---------        ---------

NET CASH USED IN FINANCING ACTIVITIES                  (80,000)        (114,000)
                                                     ---------        ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS              (48,000)         (31,000)

CASH AND CASH EQUIVALENTS, beginning of period         705,000          155,000
                                                     ---------        ---------

CASH AND CASH EQUIVALENTS, end of period             $ 657,000        $ 124,000
                                                     =========        =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid during the period                    $ 323,000        $ 411,000
                                                     =========        =========
  Taxes paid during the period                       $   5,000        $   4,000
                                                     =========        =========

          See accompanying notes to consolidated financial statements.

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


Note 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Stratford American Corporation and subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004, may not necessarily be indicative of the results that may be expected for the year ended December 31, 2004.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. These interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003 as filed with the Securities and Exchange Commission.

Note 2 - NET LOSS PER COMMON SHARE

     The Company calculates basic and diluted net loss per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128 "Earnings Per Share." Basic net loss per share is computed using the weighted average number of common shares outstanding during each period (11,078,105 shares for the three month period ended March 31, 2004 and 10,078,105 for the three month period ended March 31, 2003). Diluted net loss per share is the same as basic net loss per share for the three month periods ended March 31, 2004 and 2003. Available stock options of 480,000 for each of the three month periods ended March 31, 2004 and 2003, were antidilutive and not considered common stock equivalents for the purpose of computing net loss per common share.

Note 3 - EMPLOYEE STOCK OPTIONS

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

     Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's pro forma net loss would have been:

                                    FOR THE THREE MONTHS ENDED
                                             MARCH 31,
                                       2004            2003
                                    ----------      ----------
Net loss:
  As reported                       $   (9,000)     $  (59,000)
                                    ==========      ==========

Pro forma                           $   (9,000)     $  (59,000)
                                    ==========      ==========

Diluted loss per share:
  As reported                       $    (0.00)     $    (0.01)
                                    ==========      ==========

Note 4 - INVESTMENT IN SCOTTSDALE THOMPSON PEAK, LLC

     On December 11, 2002, the Company, along with other investors, completed the purchase of an office building leased by a single tenant located at 20225 North Scottsdale Road, Scottsdale, Arizona (the "Property") for $25,484,000, which reflects the purchase price of $24,988,000 and closing costs incurred of $496,000. The Company intends to continue this use of the building. The Property, upon purchase, was immediately conveyed to Scottsdale Thompson Peak, LLC, a newly formed Arizona limited liability company ("STP"). The Company owns 80% of the membership interests in, and is the manager of STP. STP funded the purchase of the Property through a combination of cash contributions and loans obtained by STP, in the aggregate amount of $24,300,000. A $20,000,000 loan is financed with a 5.9% interest rate, twenty-two year straight-line amortization note and is guaranteed by JDMD Investments, LLC, a major shareholder of the Company. A loan of $2,500,000 is financed with a 6% interest rate, interest only note, for a period of two years, due December 11, 2004, and is guaranteed 50% by JDMD Investments, LLC and 50% by Diamond Ventures, Inc., a major shareholder of the Company. A loan of $1,800,000 is financed with a 10% interest rate note, interest only, for a period of two years, due December 2, 2004. The Company also issued a total of 1,200,000 shares of its common stock (valued at $0.20 per share) to JDMD Investments, LLC, a major shareholder of the Company, for its agreement to guarantee payment of certain exceptions or carve outs on the first mortgage, the guarantee of 50% of the $2,500,000 bank loan, the assignment of all its interests in finding and negotiating the purchase of the Property, and obtaining the mortgage loan and other financing involved. This $240,000 is recorded as a loan fee and is being amortized monthly, pro-rata over the life of the loans. At March 31, 2004, the net book value of the above loan fee was $209,000. An additional loan fee of $100,000, paid at closing to a mortgage broker, is being amortized monthly over the life of the $20,000,000 loan. At March 31, 2004, the net book value of this loan fee was $94,000.

     The building is leased 100% by a single tenant and used as their corporate office. The tenant is engaged in selling and installing new tires for autos and trucks. Under the terms of the lease agreement, STP is to receive annual basic rents of $2,096,000, paid in equal monthly installments during the first five years of the lease. In years six, eleven, and sixteen of the lease, the annual rents are escalated by 10% of the prior years rent. The Company is reporting results from this lease as an operating lease. As such, total revenue anticipated for the life of the lease is recognized in equal annual installments. Differences between cash received and revenue recognized are recorded as deferred revenue. The lease is a bondable, fully triple net twenty-two year lease. The lease commenced on December 9, 2002 and will expire on December 31, 2024 (excluding unexercised options). Three, five-year renewal options are available to the tenant. The building has an expected life of forty years and the Company is using straight-line depreciation over this forty-year period. As of March 31, 2004, accumulated depreciation of $711,000 and accumulated loan fee amortization $37,000 had been recorded, leaving net assets of $24,736,000 on the books of the Company. The Company believes the building is adequately covered by insurance.

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

Note 5 - OIL AND GAS INTERESTS

     On June 5, 2002, the Company, through its wholly owned subsidiary Stratford American Energy Corporation ("SAEC"), purchased working interests in 23 oil and gas properties located in Oklahoma and Texas, effective April 1, 2002. In January 2004, the Company elected to participate proportionately in the drilling of a development well. The Company has prepaid $26,000 in costs. The funds came from Company cash. If hydrocarbons are located in commercial quantity, the Company will be responsible for approximately $18,000 in additional costs to test and equip this well. The funds will come from Company cash. Also, in January 2004, the Company paid $17,000 in costs to test and equip two wells that were completed. These funds came from Company cash. Total capitalized costs of the SAEC properties and accumulated depletion and amortization are as follows:

                                                        March 31, 2004
                                                        --------------

     Oil and gas interests                              $      783,000
     2004 development cost additions                            43,000
     Less accumulated depletion and amortization              (203,000)
                                                        --------------

     Net oil and gas interests                          $      623,000
                                                        ==============

     The Company recognized depletion expense of $28,000 and $25,000 for the three month periods ended March 31, 2004 and 2003, respectively.

     In addition to the oil and gas interests, acquisition costs of $68,000 are being amortized equally over a seven-year period. The Company recognized amortization expense of $2,000 for each of the three month periods ended March 31, 2004 and 2003. Total accumulated amortization of acquisition costs at March 31, 2004 is $20,000, leaving net acquisition costs of $48,000 on the books of the Company.

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

                                                        March 31, 2004
                                                        --------------

     Oil and gas interests                              $    3,656,000
     2004 development cost additions                             3,000
     Less accumulated depletion and amortization            (3,076,000)
                                                        --------------

     Net oil and gas interests                          $      583,000
                                                        ==============

     Oil and gas interests are being depleted equally over a seven-year period, which is the estimated life of the wells. The Company recognized depletion expense of $34,000 for each of the three month periods ended March 31, 2004 and 2003 and amortization of intangible drilling costs of $3,000 and $5,000 for the three month periods ended March 31, 2004 and 2003, respectively.

     In addition to the oil and gas interests, acquisition costs of $48,000 are being amortized equally over a seven-year period. The Company recognized amortization expense of $2,000 for each of the three month periods ended March 31, 2004 and 2003. Total accumulated amortization of the acquisition costs at March 31, 2004 is $21,000 leaving net acquisition costs of $27,000 on the books of the Company.

     Stratford American Resource Corporation ("SARC") originally paid $38,000 for a nominal working interest in four oil and gas wells. The Company recognized depletion expense of $2,000 for each of the three months periods ended March 31, 2004 and 2003. Accumulated depletion to date is $34,000, leaving a net asset of $4,000 on the books of the Company at March 31, 2004.

     Operating profits from oil and gas activities were $48,000 for the three months ended March 31, 2004 compared to operating profits of $74,000 for the three months ended March 31, 2003.

     Total net oil and gas interests at March 31, 2004 are $1,210,000. Total net acquisition costs relating to the oil and gas properties are $75,000 at March 31, 2004.

Note 6 - OPERATING SEGMENTS

     The following tables summarize information about the Company's operations by business operating segments for the three month periods ending March 31, 2004 and 2003. The segment "Oil & Gas" includes working and/or royalty interests in oil and gas properties that are primarily located in Oklahoma and Texas, as described above in Note 5. The segment "Real Estate" includes an office building, leased to a single tenant, located in Scottsdale, Arizona, as described above in Note 4. The segment "Other" includes corporate activities. The segment "Elimination" includes inter-company eliminations.

                                  OIL & GAS     REAL ESTATE       OTHER        ELIMINATION        TOTAL
                                ------------   -------------   ------------    -----------    ------------
MARCH 31, 2004 (UNAUDITED):

Total revenue                   $    183,000   $     616,000   $     18,000    $   (16,000)   $    801,000

Net income (loss) before
  income taxes                        48,000          86,000       (142,000)             0          (8,000)

Identifiable assets                1,524,000      25,352,000        468,000              0      27,344,000

Depreciation, depletion
  and amortization expense            71,000         133,000          3,000              0         207,000

Interest expense                           0         378,000              0              0         378,000

Interest and other income                  0               0          2,000              0           2,000

Income tax expense                         0               0          1,000              0           1,000

Expenditures for additions
  (long lived assets)                 46,000               0              0              0          46,000


                                  OIL & GAS     REAL ESTATE       OTHER        ELIMINATION        TOTAL
                                ------------   -------------   ------------    -----------    ------------
MARCH 31, 2003 (UNAUDITED):

Total revenue                        204,000         524,000         17,000        (16,000)        729,000

Net income (loss) before
  income taxes                        74,000           8,000       (140,000)             0         (58,000)

Identifiable assets                1,657,000      25,335,000        874,000              0      27,866,000

Depreciation, depletion
  and amortization expense            70,000         133,000          4,000              0         207,000

Interest expense                      13,000         389,000          1,000              0         403,000

Interest and other income                  0               0          1,000              0           1,000

Income tax expense                     1,000               0              0              0           1,000

Expenditures for additions
  (long lived assets)                  2,000               0         14,000              0          16,000

Note 7 - RECENT ACCOUNTING PRONOUNCEMENTS

     In January 2003, the FASB issued Interpretation No. 46 ("Interpretation 46"), CONSOLIDATION OF VARIABLE INTEREST ENTITIES, AN INTERPRETATION OF ARB NO.
51. This interpretation of Accounting Research Bulletin No. 51, CONSOLIDATED FINANCIAL STATEMENTS, addresses consolidation by business enterprises of variable interest entities (selected entities with related contractual, ownership, voting or other monetary interests, including certain special purpose entities), and requires certain additional disclosure with respect to these entities. The provisions of Interpretation 46 are immediately applicable to variable interest entities created after January 31, 2003. In December 2003, the FASB issued a revision to Interpretation 46, commonly referred to as Interpretation No. 46R ("Interpretation 46R"). The objective of Interpretation 46R was to provide additional clarification to Interpretation 46 and require public entities to identify those entities that are considered special purpose entities (SPEs) in which they have variable interests and to apply the provisions of either Interpretation 46 or 46R at December 31, 2003. The full provisions of Interpretation 46R will be required by the Company for the first annual reporting period beginning after December 15, 2004. The Company believes that the adoption of Interpretation 46R will not have a material effect on the Company's financial condition or results of operations.

Note 8 - INCOME TAXES

     The Company recorded income tax expense of $1,000 for each of the three month periods ending March 31, 2004 and 2003. The effective tax rate was (12.5%) and (1.72%) for the three month periods ended March 31, 2004 and 2003, respectively. In determining the effective tax rates, the Company utilizes net operating loss carryforwards for which valuation allowances have previously been provided.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

     This quarterly report contains forward-looking statements that involve certain risks and uncertainties. The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and notes thereto appearing elsewhere in this Report. Except for the historical information contained herein, any statements that refer to expectations, projections or other characterization of future events or circumstances, and especially those which include variations of the words "believes," "intends," "estimates," "anticipates," "expects," "plans," or similar words or variations thereof, are likely to be forward-looking statements, and as such, are likely to concern matters involving risk, uncertainty, unpredictability and other factors that could materially and adversely affect the outcome or results indicated by or inferred from the statements themselves. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this quarterly report on Form 10-QSB and in the Company's other filings with the Securities and Exchange Commission, and that no statements contained in the following discussion or in this Form 10-QSB should be construed as a guarantee or assurance of future performance or future results.

GENERAL

     The Company owns an 80% controlling interest in an office building leased by a single tenant located at 20225 North Scottsdale Road, Scottsdale, Arizona, as discussed above in Note 4 of the unaudited consolidated financial statements, and owns working interests in oil and gas properties primarily located in Oklahoma and Texas, as discussed above in Note 5 of the unaudited consolidated financial statements.

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

     Real estate investments are carried at book value, less depreciation. The Company's investments in real property are subject to many inherent risks that cannot be controlled, including general economic conditions and the availability of mortgage funds for operations or refinancing. Future adverse changes could result in losses or an inability to recover the carrying value of the investments current carrying value, thereby possibly requiring an impairment charge in the future. In accordance with SFAS No. 144, long-lived assets, such as property, plant and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in an amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

LIQUIDITY AND CAPITAL RESOURCES

     On March 31, 2004, the Company had approximately $657,000 in available cash resources.

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

     In January 2004, the Company through its wholly owned subsidiary, SAEC, elected to participate proportionately in the drilling of a development well. As of March 31, 2004, the Company has paid $26,000 in costs from Company cash. If hydrocarbons are located in commercial quantity, the Company will be responsible for approximately $18,000 in additional costs to complete the well. The funds will come from Company cash. Drilling of this well will commence in May, 2004.

     The primary sources of the Company's cash and cash equivalents are the revenues received from the working interests in the oil and gas properties, rental revenues from the office building, and the one-time sale of the Company's investment in Triway Land Investors, LLC in 2003. The Company expects that the current cash and cash equivalents will be sufficient to meet its forecasted operating cash needs for the remainder of 2004. However, due to any unforeseen circumstances that could occur outside the Company's control, there can be no assurance that adequate cash flows from the Company's present cash position and current activity will be achieved.

RESULTS OF OPERATIONS - THREE MONTH PERIOD ENDED MARCH 31, 2004 COMPARED WITH THREE MONTH PERIOD ENDED MARCH 21, 2003

     OIL AND GAS REVENUES. Oil and gas revenues decreased from $204,000 for the three months ended March 31, 2003 to $183,000 for the three months ended March 31, 2004 and accounted for 23% of the total revenue reported by the Company for the three months ended March 31, 2004. The decrease is primarily due to production volume declines in the SAEC properties. Separately, SA Oil properties generated $111,000 and $118,000 in revenue for the three months ended March 31, 2004 and 2003, respectively. The SAEC working interests in 23 oil and gas properties, acquired effective April 1, 2002, generated $70,000 and $79,000 in revenue for the three months ended March 31, 2004 and 2003, respectively. The SARC properties, generated $2,000 and $7,000 in revenue for the three months ended March 31, 2004 and 2003, respectively.

     PROPERTY RENTAL INCOME. Property rental income increased from $524,000 for the three months ended March 31, 2003 to $616,000 for the three months ended March 31, 2004. The 2004 results reflect scheduled rental income for the three months ended March 31, 2004 of $524,000 and $92,000 in deferred rent. Property rental income is expected to remain at current levels over the life of the lease or as long as STP holds the building.

     OIL AND GAS OPERATIONS. Oil and gas operations expense increased from $48,000 for the three months ended March 31, 2003 to $64,000 for the three months ended March 31, 2004 due primarily to equipment repair costs in 2004.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased from $133,000 for the three months ended March 31, 2003 to $141,000 for the three months ended March 31, 2004. The increase was due to increased professional fees of $4,000, increased insurance premiums of $2,000, and a general increase in associated overhead costs of $2,000. The increase in professional fees is attributed to an increase in accounting fees. The increase in insurance expense is due to increased premiums in 2004.

     INTEREST EXPENSE. Interest expense decreased to $378,000 for the three months ended March 31, 2004 from $403,000 for the three months ended March 31, 2003. This decrease is primarily due to the monthly amortization of interest paid in 2004 on the debt on the office building purchased by the Company and other investors, and immediately conveyed to STP, in December of 2002 and to the restructuring of payables in September of 2003, which eliminated debt and resulted in a decrease in interest expense of $13,000 for the three months ended March 31, 2004.

RELATED PARTY TRANSACTIONS

     During the quarter ended March 31, 2004, the Company received $17,000 from two companies that are partially owned by four of the Company's executives or directors. These receipts were reimbursements for administrative expenses incurred by the Company on behalf of the related parties. These are recorded as a reduction of general and administrative expense for the three months ended March 31, 2004. At March 31, 2004, $15,000 of these reimbursements are included in related party receivables.

     At March 31, 2004, a note payable of $1,800,000, due December 2, 2004, bearing an interest rate of 10%, with interest due monthly, was owed to Southwest Holdings, Ltd, a major shareholder of the Company. At March 31, 2004 all of the accrued interest on the above-mentioned related party note payable had been paid.

CAPITAL REQUIREMENTS

     In January 2004, the Company through its wholly owned subsidiary, SAEC, elected to participate proportionately in the drilling of a development well. As of March 31, 2004, the Company has paid $26,000 in costs from Company cash. If hydrocarbons are located in commercial quantity, the Company will be responsible for approximately $18,000 in additional costs to complete the well. The funds will come from Company cash. In April 2004, the Company prepaid an additional $34,000 in development costs for a well that the Company had elected to participate in during 2003. The funds came from Company cash.

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

ITEM 3. CONTROLS AND PROCEDURES

     Our Chief Executive Officer, our President and our Controller, based on the evaluation of our disclosure controls and procedures (as defined in rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that, as of March 31, 2004, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the three months ended March 31, 2004 there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                           PART II. OTHER INFORMATION

Responses to Items 1 through 5 are omitted since these items are inapplicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  EXHIBITS

             See index beginning on page 18

        (b)  REPORTS ON FORM 8-K

             There were no reports on Form 8-K filed for the three months ended March 31, 2004.

     SIGNATURES

     In accordance with the requirements of Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    STRATFORD AMERICAN CORPORATION
                                    Registrant


Date:  May 14, 2004                 By /s/ Mel L. Shultz
                                       -----------------------------------------
                                       Mel L. Shultz, President and Director


Date:  May 14, 2004                 By /s/ David H. Eaton
                                       -----------------------------------------
                                       David H. Eaton, Chief Executive Officer
                                       and Chairman of the Board


Date:  May 14, 2004                 By /s/ Daniel E. Matthews
                                       -----------------------------------------
                                       Daniel E. Matthews, Controller, Secretary
                                       and Treasurer

                                 EXHIBITS INDEX

Exhibits 31.1, 31.2, 31.3 and 32 are originally filed with this report. The Company hereby incorporates all other exhibits by reference pursuant to Rule 12b-32, each of which (except Exhibits 2.1, 2.2, 2.3, 3.3, 10.1, 10.2,10.3,
10.4, 10.5 and 10.6) was filed as an exhibit to the Company's Registration on Form 10, which was filed July 22, 1988, and amended on October 7, 1988, and December 8, 1988. Exhibit 2.1 was filed with the Company's Form 8-K filed with the Securities and Exchange Commission on May 2, 2001. Exhibit 2.2 was filed with the Company's Form 8-K filed with the Securities and Exchange Commission on June 18, 2002. Exhibit 2.3 was filed as Exhibit 2.1 with the Company's Form 8-K filed with the Securities and Exchange Commission on December 26, 2002. Exhibit
3.3 was filed with the Company's Registration Statement on Form S-1 on June 12, 1989. Exhibit 10.1 was filed as Exhibit 10.14 to the Company's Form 10-KSB for the year ended December 31, 2000, which was filed with the Securities and Exchange Commission on April 2, 2001. Exhibit 10.2 was filed with the Company's Form 10-QSB filed with the Securities and Exchange Commission on November 14, 2002. Exhibit 10.3 was filed as Exhibit 10.19 to the Company's Form 10-KSB for the year ended December 31, 2002, which was filed with the Securities and Exchange Commission on March 31, 2003. Exhibit 10.4 was filed as Exhibit 10.20 with the Company's Definitive Proxy Statement (Schedule 14A) for its annual meeting of shareholders held on July 8, 1998, which was filed with the Securities and Exchange Commission on April 28, 1998. Exhibit 10.5 was filed as
Exhibit 21.1 to the Company's Form 10-KSB for the year ended December 31, 2003, which was filed with the Securities and Exchange Commission on March 30, 2004.
Exhibit 10.6 was filed as Exhibit A with the Company's Definitive Proxy Statement (Schedule 14A) for its annual meeting of shareholders to be held on June 30, 2004, which was filed with the Securities and Exchange Commission on April 29, 2004.

NUMBER                            DESCRIPTION

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

  4.3     Article IV of the Articles of Incorporation

  4.4     Article III of the Bylaws

 10.1 Operating Agreement between DVI Raintree, LLC, Stratford American Corporation and Colonial Raintree, LLC, dated October 26, 2000

 10.2 Letter Agreement between Stratford American Corporation, JDMD Investments, L.L.C., Diamond Ventures, Inc., Golden Gate Apartments, Ltd., L.P., Auriga Properties, Inc., DRD-97 Trust and David Goldstein, dated September 27, 2002

 10.3     Operating Agreement of Scottsdale Thompson Peak, LLC

 10.4     Stratford American Corporation 1998 Stock Incentive Plan

 10.5     Subsidiaries

 10.6     Stratford American Corporation Code of Ethics

 31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

 31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

 31.3 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

 32 Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002