Form 10QSB
period 2004-06-30
STRATFORD AMERICAN CORP
filed 2004-08-16
CIK 836435

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ------------

                                   FORM 10-QSB
(Mark One)
   (X)            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

11,078,105 shares of the issuer's common stock, par value $.01 per share, were issued and outstanding at the close of business on July 31, 2004.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                         STRATFORD AMERICAN CORPORATION

                                      INDEX


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Consolidated Balance Sheet as of June 30, 2004 (unaudited)                    3

Consolidated Statements of Operations for the three and six
months ended June 30, 2004 and 2003 (unaudited)                               4

Consolidated Statements of Cash Flows for the three and six
months ended June 30, 2004 and 2003 (unaudited)                               5

Notes to Consolidated Financial Statements (unaudited)                        6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                                 13

ITEM 3.  CONTROLS AND PROCEDURES                                             18

PART II. OTHER INFORMATION                                                   18

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                    18

Signatures                                                                   19

                         PART 1. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2004
                                   (unaudited)


                                     ASSETS

Cash and cash equivalents                                          $    657,000
Receivables:
  Oil and gas                                                            98,000
  Related party                                                          14,000
Oil and gas interests, net                                            1,195,000
Real estate interests, net                                           24,300,000
Loan fees, net                                                          297,000
Deferred rent                                                           573,000
Other assets                                                            119,000
                                                                   ------------

                                                                   $ 27,253,000
                                                                   ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                                                         43,000
Accrued liabilities                                                     106,000
Notes payable                                                        23,599,000
                                                                   ------------

        Total liabilities                                            23,748,000

Minority interest in consolidated subsidiary                            296,000

Shareholders' equity:
  Non-redeemable preferred stock, par value $.01
    per share; authorized 50,000,000 shares, none
    issued
  Common stock, par value $.01 per share; authorized
    100,000,000 shares; issued and outstanding
    11,078,105 shares                                                   111,000
  Additional paid-in capital                                         28,511,000
  Accumulated deficit                                               (25,402,000)
  Treasury stock, 1,967 shares at cost                                  (11,000)
                                                                   ------------

                                                                      3,209,000
                                                                   ------------

                                                                   $ 27,253,000
                                                                   ============


          See accompanying notes to consolidated financial statements.

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                FOR THE THREE MONTHS ENDED       FOR THE SIX MONTHS ENDED
                                                         JUNE 30,                        JUNE 30,
                                               ----------------------------    ----------------------------
                                                   2004            2003            2004            2003
                                               ------------    ------------    ------------    ------------
REVENUES:
  Oil & gas revenue                            $    244,000    $    213,000    $    427,000    $    417,000
  Property rental income                            616,000         524,000       1,232,000       1,048,000
  Interest and other income                           1,000           2,000           3,000           3,000
                                               ------------    ------------    ------------    ------------

                                                    861,000         739,000       1,662,000       1,468,000
EXPENSES:
  General and administrative                        156,000         147,000         297,000         280,000
  Depreciation, depletion and amortization          209,000         205,000         416,000         412,000
  Oil & gas operations                               44,000          46,000         108,000          94,000
  Property rental operations                          2,000           2,000           2,000           2,000
  Interest                                          376,000         394,000         754,000         797,000
                                               ------------    ------------    ------------    ------------

                                                    787,000         794,000       1,577,000       1,585,000
                                               ------------    ------------    ------------    ------------
Net income (loss) before minority interest
  and income taxes                                   74,000         (55,000)         85,000        (117,000)

Minority interest share of net (income) loss        (19,000)              0         (38,000)          4,000
                                               ------------    ------------    ------------    ------------

Net income (loss) before income taxes                55,000         (55,000)         47,000        (113,000)

Income tax expense                                        0           8,000           1,000           9,000
                                               ------------    ------------    ------------    ------------

Net income (loss)                              $     55,000    $    (63,000)   $     46,000    $   (122,000)
                                               ============    ============    ============    ============
Basic and diluted net income (loss) per
  share                                        $       0.00    $      (0.01)   $       0.00    $      (0.01)
                                               ============    ============    ============    ============
Shares used to compute income (loss) per
  share                                          11,078,105      10,078,105      11,078,105      10,078,105
                                               ============    ============    ============    ============


          See accompanying notes to consolidated financial statements.

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                       FOR THE SIX MONTHS ENDED
                                                                JUNE 30,
                                                       ------------------------
                                                          2004          2003
                                                       ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                    $   46,000    $ (122,000)
  Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
    Minority interest income (loss)                        38,000        (4,000)
    Depreciation, depletion and amortization              416,000       412,000
    Amortization of deferred loan fees                     13,000        14,000

  Changes in assets and liabilities:
    Decrease in accounts and mortgage receivable                0       246,000
    Increase in deferred rent                            (184,000)            0
    Decrease in other assets                               56,000         6,000
    Decrease in accounts payable                          (16,000)      (40,000)
    Increase (decrease) in accrued liabilities           (116,000)       18,000
                                                       ----------    ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                 253,000       530,000
                                                       ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Investment in LLC                                           0        (6,000)
    Purchase of oil and gas interests                    (100,000)            0
    Purchases of property and equipment                         0       (17,000)
                                                       ----------    ----------
NET CASH USED IN INVESTING ACTIVITIES                    (100,000)      (23,000)
                                                       ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on notes payable                            (201,000)     (460,000)
                                                       ----------    ----------
NET CASH USED IN FINANCING ACTIVITIES                    (201,000)     (460,000)
                                                       ----------    ----------
NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                          (48,000)       47,000

CASH AND CASH EQUIVALENTS, beginning of period            705,000       155,000
                                                       ----------    ----------
CASH AND CASH EQUIVALENTS, end of period               $  657,000    $  202,000
                                                       ==========    ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid during the period                    $  692,000    $  793,000
                                                       ==========    ==========
    Taxes paid during the period                       $    5,000    $    9,000
                                                       ==========    ==========


          See accompanying notes to consolidated financial statements.

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Stratford American Corporation and subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2004 may not necessarily be indicative of the results that may be expected for the year ended December 31, 2004.

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

NOTE 2 - NET INCOME (LOSS) PER COMMON SHARE

     The Company calculates basic and diluted net income (loss) per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128 "Earnings Per Share." Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during each period (11,078,105 shares for the three and six month periods ended June 30, 2004 and 10,078,105 for the three and six month periods ended June 30, 2003). Diluted net income (loss) per share is the same as basic net income (loss) per share for the three and six month periods ended June 30, 2004 and 2003. Available stock options of 480,000 for each of the three and six month periods ended June 30, 2004 and 2003, were antidilutive and not considered common stock equivalents for the purpose of computing net income (loss) per common share.

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

     Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's pro forma net income (loss) would have been:

                                   FOR THE THREE MONTHS ENDED    FOR THE SIX MONTHS ENDED
                                            JUNE 30,                     JUNE 30,
                                   --------------------------    ------------------------
                                      2004            2003          2004          2003
                                   ----------      ----------    ----------    ----------
Net income (loss):
  As reported                      $   55,000      $  (63,000)   $   46,000    $ (122,000)
                                   ==========      ==========    ==========    ==========

Pro forma                          $   55,000      $  (63,000)   $   46,000    $ (122,000)
                                   ==========      ==========    ==========    ==========

Diluted income (loss per share):
  As reported                      $     0.00      $    (0.01)   $     0.00    $    (0.01)
                                   ==========      ==========    ==========    ==========
Pro forma                          $     0.00      $    (0.01)   $     0.00    $    (0.01)
                                   ==========      ==========    ==========    ==========

NOTE 4 - INVESTMENT IN SCOTTSDALE THOMPSON PEAK, LLC

     On December 11, 2002, the Company, along with other investors, completed the purchase of an office building leased by a single tenant located at 20225 North Scottsdale Road, Scottsdale, Arizona (the "Property") for $25,484,000, which reflects the purchase price of $24,988,000 and closing costs incurred of $496,000. The Property, upon purchase, was immediately conveyed to Scottsdale Thompson Peak, LLC, a newly formed Arizona limited liability company ("STP"). Further, STP is a consolidated subsidiary of the Company. The Company owns 80% of the membership interests in, and is the manager of STP. STP funded the purchase of the Property through a combination of cash contributions and loans obtained by STP, in the aggregate amount of $24,300,000. A $20,000,000 loan is financed with a 5.9% interest rate, twenty-two year straight-line amortization note and is guaranteed by JDMD Investments, LLC, a major shareholder of the Company. A loan of $2,500,000 is financed with a 6% interest rate, interest only note, for a period of two years, due December 11, 2004, and is guaranteed 50% by JDMD Investments, LLC and 50% by Diamond Ventures, Inc., a major shareholder of the Company. A loan of $1,800,000, from a major shareholder, is financed with a 10% interest rate note, interest only, for a period of two years, due December 2, 2004. The Company also issued a total of 1,200,000 shares of its common stock (valued at $0.20 per share) to JDMD Investments, LLC, a major shareholder of the Company, for its agreement to guarantee payment of certain exceptions or carve outs on the first mortgage, the guarantee of 50% of the $2,500,000 bank loan, the assignment of all its interests in finding and negotiating the purchase of the Property, and obtaining the mortgage loan and other financing involved. This $240,000 is recorded as a loan fee and is being amortized monthly, pro-rata over the life of the loans. At June 30, 2004, the net book value of the above loan fee was $204,000. An additional loan fee of $100,000, paid at closing to a mortgage broker, is being amortized monthly over the life of the $20,000,000 loan. At June 30, 2004, the net book value of this loan fee was $93,000. Remaining closing costs of $156,000 were capitalized with the purchase price of the building.

     The building is leased 100% by a single tenant and used as their corporate office. The tenant is engaged in selling and installing new tires for autos and trucks. Under the terms of the lease agreement, STP is to receive annual basic rents of $2,096,000, paid in equal monthly installments during the first five years of the lease. In years six, eleven, and sixteen of the lease, the annual rents are escalated by 10% of the prior years rent. The Company is reporting results from this lease as an operating lease. As such, total revenue anticipated for the life of the lease is recognized in equal annual installments. Differences between cash received and revenue recognized are recorded as deferred rent. The lease is a bondable, fully triple net twenty-two year lease. The lease commenced on December 9, 2002 and will expire on December 31, 2024 (excluding unexercised options). Three, five-year renewal options are available to the tenant. The building has an expected life of forty years and the Company is using straight-line depreciation over this forty-year period. As of June 30, 2004, accumulated depreciation of $844,000 and accumulated loan fee amortization $43,000 had been recorded, leaving net assets of $24,597,000 on the books of the Company. The Company believes the building is adequately covered by insurance.

     Although the tenant has entered into a twenty-two year bondable lease agreement with multiple parties that guarantee payment under terms of the agreement, if the financial condition of the tenant and the other guarantors were to deteriorate and the tenant could not pay rents under the terms of the lease agreement, it would have a material adverse effect on the Company.

NOTE 5 - OIL AND GAS INTERESTS

     On June 5, 2002, the Company, through its wholly owned subsidiary Stratford American Energy Corporation ("SAEC"), purchased working interests in 23 oil and gas properties located in Oklahoma and Texas, effective April 1, 2002. The Company has paid $93,000 in costs to test and equip three wells that were completed during the six months ended June 30, 2004. The funds came from Company cash. Total capitalized costs of the SAEC properties and accumulated depletion and amortization are as follows:

                                                            June 30, 2004
                                                            -------------

      Oil and gas interests                                 $     783,000
      2004 development cost additions                              93,000
      Less accumulated depletion and amortization                (233,000)
                                                            -------------

      Net oil and gas interests                             $     643,000
                                                            =============

     The Company recognized depletion expense of $30,000 and $58,000 for the three and six month periods ended June 30, 2004, respectively, and $24,000 and $49,000 for the three and six month periods ended June 30, 2003, respectively.

     In addition to the oil and gas interests, acquisition costs of $68,000 are being amortized equally over a seven-year period. The Company recognized amortization expense of $2,000 and $4,000 for the three and six month periods ended June 30, 2004, respectively, and $3,000 and $5,000 for three and six month periods June 30, 2003, respectively. Total accumulated amortization of acquisition costs at June 30, 2004 is $22,000, leaving net acquisition costs of $46,000 on the books of the Company.

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

                                                            June 30, 2004
                                                            -------------

     Oil and gas interests                                  $   3,656,000
     2004 development cost additions                                7,000
     Less accumulated depletion and amortization               (3,113,000)
                                                            -------------
     Net oil and gas interests                              $     550,000
                                                            =============

     Oil and gas interests are being depleted equally over a seven-year period, which is the estimated life of the wells. The Company recognized depletion expense of $34,000 and $68,000 for each of the three and six month periods ended June 30, 2004 and 2003, respectively. The Company recorded amortization of intangible drilling costs of $3,000 and $6,000 for the three and six month periods ended June 30, 2004, respectively, and $6,000 and $10,000 for the three and six month periods ended June 30, 2003, respectively.

     In addition to the oil and gas interests, acquisition costs of $48,000 are being amortized equally over a seven-year period. The Company recognized amortization expense of $2,000 and $4,000 for each of the three and six month periods ended June 30, 2004 and 2003, respectively. Total accumulated amortization of the acquisition costs at June 30, 2004 is $23,000 leaving net acquisition costs of $25,000 on the books of the Company.

     Stratford American Resource Corporation ("SARC") originally paid $38,000 for a nominal working interest in four oil and gas wells. The Company has recognized a total of $36,000 in depletion expense, leaving a net asset of $2,000 on the books of the Company at June 30, 2004.

     Operating profits from oil and gas activities were $127,000 and $175,000 for the three and six months ended June 30, 2004, respectively, compared to operating profits of $86,000 and $160,000 for the three and six months ended June 30, 2003, respectively.

     Total net oil and gas interests at June 30, 2004 are $1,195,000. Total net acquisition costs relating to the oil and gas properties are $71,000 and are recorded within other assets at June 30, 2004.

     For each of the oil and gas interests described above, the Company is a minority participant (an average of less than 3.0%) in joint interest operations and as such is not subject to disclosure requirements for oil and gas operations.

NOTE 6 - NOTES PAYABLE

     Notes payable consist of the following as of June 30, 2004:

     Note payable to Allianz Life Insurance Company, due
       November 15, 2024, principal and interest due monthly
       at 5.9%, collateralized by the Deed of Trust, Assignment
       of Rents and Security Agreement                              $ 19,299,000

     Note payable to Woodforest National Bank, due
       December 11, 2004, interest due monthly at 6%                   2,500,000

     Note payable to Southwest Holdings, Ltd, a related party,
        due December 2, 2004, interest due monthly at 10%              1,800,000
                                                                    ------------

                                                                    $ 23,599,000
                                                                    ============

     Principal payments on notes payable are as follows:

     Year ending December 31 2004:
     2004                              $ 4,548,000
     2005                                  518,000
     2006                                  550,000
     2007                                  583,000
     2008                                  618,000
     Thereafter                         16,782,000
                                       -----------
                                       $23,599,000
                                       ===========

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

NOTE 7 - OPERATING SEGMENTS

     The following tables summarize information about the Company's operations by business operating segments for the three and six month periods ending June 30, 2004 and 2003. The segment "Oil & Gas" includes working and/or royalty interests in oil and gas properties that are primarily located in Oklahoma and Texas, as described above in Note 5. The segment "Real Estate" includes an office building, leased to a single tenant, located in Scottsdale, Arizona, as described above in Note 4. The segment "Other" includes corporate activities. The segment "Elimination" includes inter-company eliminations.

                                 OIL & GAS    REAL ESTATE      OTHER       ELIMINATION       TOTAL
                                -----------   -----------   -----------    -----------    -----------
FOR THE THREE MONTHS ENDED
JUNE 30, 2004 (UNAUDITED):

Total revenue                   $   244,000   $   616,000   $    17,000    $   (16,000)   $   861,000

Net income (loss) before
  income taxes                      127,000        86,000      (158,000)             0         55,000

Identifiable assets               1,509,000    25,280,000       464,000              0     27,253,000

Depreciation, depletion
  and amortization expense           73,000       133,000         3,000              0        209,000

Interest expense                          0       376,000             0              0        376,000

Interest and other income                 0             0         1,000              0          1,000

Income tax expense                        0             0             0              0              0

Expenditures for additions
  (long lived assets)                54,000             0             0              0         54,000


                                 OIL & GAS    REAL ESTATE      OTHER       ELIMINATION       TOTAL
                                -----------   -----------   -----------    -----------    -----------

FOR THE THREE MONTHS ENDED
JUNE 30, 2003 (UNAUDITED):

Total revenue                       213,000       524,000        18,000        (16,000)       739,000

Net income (loss) before
  income taxes                       86,000        (1,000)     (140,000)             0        (55,000)

Identifiable assets               1,544,000    25,243,000       694,000              0     27,481,000

Depreciation, depletion
  and amortization expense           69,000       133,000         3,000              0        205,000

Interest expense                     13,000       380,000         1,000              0        394,000

Interest and other income                 0             0         2,000              0          2,000

Income tax expense                    8,000             0             0              0          8,000

Expenditures for additions
  (long lived assets)                     0             0         1,000              0          1,000

                                 OIL & GAS    REAL ESTATE      OTHER       ELIMINATION       TOTAL
                                -----------   -----------   -----------    -----------    -----------
FOR THE SIX MONTHS ENDED
JUNE 30, 2004 (UNAUDITED):

Total revenue                   $   427,000   $ 1,232,000   $    35,000    $   (32,000)   $ 1,662,000

Net income (loss) before
  income taxes                      175,000       172,000      (300,000)             0         47,000

Identifiable assets               1,509,000    25,280,000       464,000              0     27,253,000

Depreciation, depletion
  and amortization expense          144,000       266,000         6,000              0        416,000

Interest expense                          0       754,000             0              0        754,000

Interest and other income                 0             0         3,000              0          3,000

Income tax expense                        0             0         1,000              0          1,000

Expenditures for additions
  (long lived assets)               100,000             0             0              0        100,000


                                 OIL & GAS    REAL ESTATE      OTHER       ELIMINATION       TOTAL
                                -----------   -----------   -----------    -----------    -----------

FOR THE SIX MONTHS ENDED
JUNE 30, 2003 (UNAUDITED):

Total revenue                       417,000     1,048,000        35,000        (32,000)     1,468,000

Net income (loss) before
  income taxes                      160,000       (18,000)     (255,000)             0       (113,000)

Identifiable assets               1,544,000    25,243,000       694,000              0     27,481,000

Depreciation, depletion
  and amortization expense          139,000       266,000         7,000              0        412,000

Interest expense                     26,000       769,000         2,000              0        797,000

Interest and other income                 0             0         3,000              0          3,000

Income tax expense                    9,000             0             0              0          9,000

Expenditures for additions
  (long lived assets)                 2,000             0        15,000              0         17,000

NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 8 - INCOME TAXES

     The Company recorded income tax expense of $0 and $1,000 for the three and six month periods ending June 30, 2004, respectively, and $8,000 and $9,000 for the three and six month periods ending June 30, 2003, respectively. The effective tax rate was 0.00% and 2.17% for the three and six month periods ended June 30, 2004, respectively, and (12.70%) and (7.38%) for the three and six month periods ended June 30, 2003, respectively. In determining the effective tax rates, the Company utilizes net operating loss carryforwards for which valuation allowances have previously been provided.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

     This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of l933 and Section 21E of the Securities Exchange Act of 1934 (forward-looking statements) that involve certain risks and uncertainties. The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and notes thereto appearing elsewhere in this Report. Except for the historical information contained herein, any statements that refer to expectations, projections or other characterization of future events or circumstances, and especially those which include variations of the words "believes," "intends," "estimates," "anticipates," "expects," "plans," or similar words or variations thereof, are likely to be forward-looking statements, and as such, are likely to concern matters involving risk, uncertainty, unpredictability and other factors that could materially and adversely affect the outcome or results indicated by or inferred from the statements themselves. Such factors include, among others, the following, the risk that the working interests in the SAEC oil and gas properties and the operations of SA Oil may not be profitable; the risk that the Company will continue to recognize losses from operations unless and until the Company is able to make profitable acquisitions; the risk that all of the foregoing factors or other factors could cause fluctuations in the Company's operating results and the price of the Company's common stock; the risk that the investment by the Company in Scottsdale Thompson Peak, LLC may not be profitable; and other risks detailed in this report and from time to time in the Company's other filings with the Securities and Exchange Commission. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this quarterly report on Form 10-QSB and in the Company's other filings with the Securities and Exchange Commission, and that no statements contained in the following discussion or in this Form 10-QSB should be construed as a guarantee or assurance of future performance or future results, and the reader is cautioned to not place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this quarterly report on Form 10-QSB, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

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

     Other than the transactions described above, the Company has no significant operations. The Company continues to explore potential acquisitions in establishing its future direction. There can be no assurance that it will be able to locate suitable acquisition candidates or make any such acquisitions, or that any acquisitions that are made will be profitable for the Company. Additionally there can be no assurance that the Company's operations will be profitable.

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

LIQUIDITY AND CAPITAL RESOURCES

     On June 30, 2004, the Company had approximately $657,000 in available cash resources.

     As discussed above, the Company along with other investors, completed the purchase of an office building in Scottsdale, Arizona (the "Property") for $25,484,000, effective December 11, 2002. The Company intends to continue this use of the building. The Property after being purchased by the Company and the other investors, was immediately conveyed to STP. The purchase was funded through a combination of cash contributions and loans obtained by STP in the aggregate amount of $24,300,000. A loan of $20,000,000 is financed with a 5.9% interest rate, twenty-two year straight-line amortization note and is guaranteed by JDMD Investments, LLC, a major shareholder of the Company. A loan of $2,500,000 is financed with a 6% interest rate, interest only note, for a period of two years, due December 11, 2004, and is guaranteed 50% by JDMD Investments, LLC, a major shareholder of the Company, and 50% by Diamond Ventures, Inc., a major shareholder of the Company. A loan of $1,800,000, from a major shareholder, is financed with a 10% interest rate note, interest only, for a period of two years, due December 2, 2004. The lease with the sole tenant for the entire building is a bondable, triple-net lease, commencing on December 9, 2002, expiring on December 31, 2024, excluding unexercised extensions. The annual basic rent for years one through five is $2,096,000 per year. In years six, eleven and sixteen of the lease annual rents are escalated by 10% of annual rents paid in the preceding year. If the financial condition of the tenant and the other guarantors were to deteriorate and the tenant could not pay rents under the terms of the lease agreement, it would have a material adverse effect on the Company. STP intends to either hold the building or evaluate an appropriate opportunity for sale.

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

     During the three months ended June 30, 2004, the Company through its wholly owned subsidiary, SAEC, paid $50,000 in drilling and equipment costs for wells it had previously elected to participate proportionately in. Total year to date costs of $93,000 were paid out of Company cash.

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

RESULTS OF OPERATIONS - THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2004, COMPARED WITH THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2003

     OIL AND GAS REVENUES. Oil and gas revenues increased from $213,000 and $417,000 for the three and six month periods ended June 30, 2003 to $244,000 and $427,000 for the three and six month periods ended June 30, 2004, respectively. Oil and gas revenues accounted for 28% and 23% of the total revenue reported by the Company for the three and six month periods ended June 30, 2004. The increase is primarily due to the receipt of revenues from a property that underwent extensive repairs during prior periods. This increase was offset by production volume declines in the SAEC properties. Separately, SA Oil properties generated $174,000 and $285,000 in revenue for the three and six month periods ended June 30, 2004, and $116,000 and $234,000 for the three and six month periods ended June 30, 2003, respectively. The SAEC working interests in 23 oil and gas properties, acquired effective April 1, 2002, generated $66,000 and $136,000 in revenue for the three and six month periods ended June 30, 2004 and $95,000 and $174,000 for the three and six month periods ended June 30, 2003, respectively. The SARC properties generated $4,000 and $6,000 in revenue for the three and six month periods ended June 30, 2004 and $2,000 and $9,000 for the three and six month periods ended June 30, 2003, respectively.

     PROPERTY RENTAL INCOME. Property rental income increased from $524,000 and $1,048,000 for the three and six month periods ended June 30, 2003 to $616,000 and $1,232,000 for the three and six month periods ended June 30, 2004, respectively. The 2004 results reflect scheduled rental income of $524,000 and $1,048,000 for the three and six month periods ended June 30, 2004 and deferred rent of $92,000 and $184,000 for the three and six month periods ended June 30, 2004, respectively. Property rental income is expected to remain at current levels over the life of the lease or as long as STP holds the building.

     OIL AND GAS OPERATIONS. Oil and gas operations expense decreased from $46,000 for the three months ended June 30, 2003 to $44,000 for the three months ended June 30, 2004 and increased from $94,000 for the six months ended June 30, 2003 to $108,000 for the six months ended June 30, 2004. The increase for the six months ended June 30, 2004 is due primarily to equipment repair costs in 2004 of $14,000.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased from $147,000 and $280,000 for the three and six month periods ended June 30, 2003 to $156,000 and $297,000 for the three and six month periods ended June 30, 2004, respectively. The increase of $9,000 for the three months ended June 30, 2004 was due to increased insurance premiums of $3,000, an increase of $3,000 in annual meeting and reporting expenses, and a general increase in associated overhead costs of $3,000. The increase of $17,000 for the six months ended June 30, 2004 was due to increased insurance premiums of $12,000 and to a general increase in associated overhead costs of $5,000.

     INTEREST EXPENSE. Interest expense decreased from $394,000 and $797,000 for the three and six month periods ended June 30, 2003 to $376,000 and $754,000 for the three and six month periods ended June 30, 2004. This decrease is primarily due to the monthly amortization of interest paid in 2004 on the debt on the office building purchased by the Company and other investors, and immediately conveyed to STP, in December of 2002 and to the restructuring of payables in September of 2003, which eliminated debt and resulted in a decrease in interest expense of $26,000 for the six months ended June 30, 2004.

RELATED PARTY TRANSACTIONS

     During the three and six months periods ended June 30, 2004, the Company received $17,000 and $34,000, respectively, from two companies that are partially owned by four of the Company's executives or directors. These receipts were reimbursements for administrative expenses incurred by the Company on behalf of the related parties. These are recorded as a reduction of general and administrative expense for the three and six month periods ended June 30, 2004. At June 30, 2004, $14,000 of these reimbursements are included in related party receivables.

     At June 30, 2004, a note payable of $1,800,000, due December 2, 2004, bearing an interest rate of 10%, with interest due monthly, was owed to Southwest Holdings, Ltd, a major shareholder of the Company. At June 30, 2004 all of the accrued interest on the above-mentioned related party note payable had been paid.

CAPITAL REQUIREMENTS

     During the six months ended June 30, 2004, the Company, through its wholly owned subsidiary, SAEC, paid a total of $93,000 in drilling and equipment costs for development wells it had previously elected to participate proportionately in. In July 2004, the Company elected to participate proportionately in the drilling of a development well and prepaid $27,000 in costs. If hydrocarbons are located in commercial quantity, the Company will be responsible for approximately $18,000 in additional costs to complete the well. The funds will come from Company cash.

     Other than the capital requirements described above, the Company does not have any material plans for future capital expenditures at the present time.

IMPACT OF INFLATION

     Inflation has not had a significant impact on the Company's results of operations.

ITEM 3.  CONTROLS AND PROCEDURES

     Our Chief Executive Officer, our President and our Controller, based on the evaluation of our disclosure controls and procedures (as defined in rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that, as of June 30, 2004, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the three months ended June 30, 2004 there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                           PART II. OTHER INFORMATION

Responses to Items 1 through 5 are omitted since these items are not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  EXHIBITS

             See index beginning on page 20.

        (b)  REPORTS ON FORM 8-K

             There were no reports on Form 8-K filed for the three months ended June 30, 2004.

     SIGNATURES

     In accordance with the requirements of Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     STRATFORD AMERICAN CORPORATION
                                     Registrant


Date:  August 16, 2004               By /s/ Mel L. Shultz
                                     -------------------------------------------
                                     Mel L. Shultz, President and Director


Date:  August 16, 2004               By /s/ David H. Eaton
                                     -------------------------------------------
                                     David H. Eaton, Chief Executive Officer
                                     and Chairman of the Board


Date:  August 16, 2004               By /s/ Daniel E. Matthews
                                     -------------------------------------------
                                     Daniel E. Matthews, Controller, Secretary
                                     and Treasurer

                                 EXHIBITS INDEX

Exhibits 31.1, 31.2, 31.3 and 32 are originally filed with this report. The Company hereby incorporates all other exhibits by reference pursuant to Rule 12b-32, each of which (except Exhibits 2.1, 2.2, 2.3, 3.3, 10.1, 10.2,10.3 and
10.4) was filed as an exhibit to the Company's Registration on Form 10, which was filed July 22, 1988, and amended on October 7, 1988, and December 8, 1988.
Exhibit 2.1 was filed with the Company's Form 8-K filed with the Securities and Exchange Commission on May 2, 2001. Exhibit 2.2 was filed with the Company's Form 8-K filed with the Securities and Exchange Commission on June 18, 2002.
Exhibit 2.3 was filed as Exhibit 2.1 with the Company's Form 8-K filed with the Securities and Exchange Commission on December 26, 2002. Exhibit 3.3 was filed with the Company's Registration Statement on Form S-1 on June 12, 1989. Exhibit
10.1 was filed as Exhibit 10.14 to the Company's Form 10-KSB for the year ended December 31, 2000, which was filed with the Securities and Exchange Commission on April 2, 2001. Exhibit 10.2 was filed with the Company's Form 10-QSB filed with the Securities and Exchange Commission on November 14, 2002. Exhibit 10.3 was filed as Exhibit 10.19 to the Company's Form 10-KSB for the year ended December 31, 2002, which was filed with the Securities and Exchange Commission on March 31, 2003. Exhibit 10.4 was filed as Exhibit 10.20 with the Company's Definitive Proxy Statement (Schedule 14A) for its annual meeting of shareholders held on July 8, 1998, which was filed with the Securities and Exchange Commission on April 28, 1998.


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