Form 10QSB
period 2004-09-30
STRATFORD AMERICAN CORP
filed 2004-11-15
CIK 836435

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                                   FORM 10-QSB

(Mark One)
   (X)            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

11,078,105 shares of the issuer's common stock, par value $.01 per share, were issued and outstanding at the close of business on October 31, 2004.

Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

                         STRATFORD AMERICAN CORPORATION

                                      INDEX


PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

Consolidated Balance Sheet as of September 30, 2004 (unaudited)               3

Consolidated Statements of Operations for the three and nine
months ended September 30, 2004 and 2003 (unaudited)                          4

Consolidated Statements of Cash Flows for the three and nine
months ended September 30, 2004 and 2003 (unaudited)                          5

Notes to Consolidated Financial Statements (unaudited)                        6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                                14

ITEM 3.   CONTROLS AND PROCEDURES                                            19

PART II.  OTHER INFORMATION                                                  20

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                   20

Signatures                                                                   21

                         PART 1. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2004
                                   (unaudited)

                                     ASSETS

Cash and cash equivalents                                          $    751,000
Receivables:
  Oil and gas                                                           129,000
  Related party                                                          14,000
  Other                                                                   1,000
Oil and gas interests, net                                            1,175,000
Assets held for sale                                                 25,215,000
Other assets                                                            102,000
                                                                   ------------

                                                                   $ 27,387,000
                                                                   ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                                                         39,000
Accrued liabilities                                                      63,000
Liabilities held for sale                                            23,941,000
                                                                   ------------

       Total liabilities                                             24,043,000

Shareholders' equity:
  Non-redeemable preferred stock, par value $.01 per
    share; authorized 50,000,000 shares, none issued
  Common stock, par value $.01 per share; authorized
     100,000,000 shares; issued and outstanding
     11,078,105 shares                                                  111,000
  Additional paid-in capital                                         28,511,000
  Accumulated deficit                                               (25,267,000)
  Treasury stock, 1,967 shares at cost                                  (11,000)
                                                                   ------------

                                                                      3,344,000
                                                                   ------------

                                                                   $ 27,387,000
                                                                   ============


          See accompanying notes to consolidated financial statements.

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                 For the Three Months Ended      For the Nine Months Ended
                                                         September 30,                 September 30,
                                                 ---------------------------   ----------------------------
                                                     2004           2003           2004            2003
                                                 ------------   ------------   ------------    ------------
REVENUES:
  Oil & gas revenue                              $    285,000   $    166,000   $    712,000    $    583,000
  Gain on restructuring of payables                         0        614,000              0         614,000
  Interest and other income                             2,000        116,000          5,000         119,000
                                                 ------------   ------------   ------------    ------------

                                                      287,000        896,000        717,000       1,316,000
EXPENSES:
  General and administrative                          140,000        125,000        437,000         405,000
  Depreciation, depletion and amortization             77,000         72,000        227,000         218,000
  Oil & gas operations                                 60,000         48,000        167,000         142,000
  Interest                                                  0         10,000              0          38,000
                                                 ------------   ------------   ------------    ------------

                                                      277,000        255,000        831,000         803,000
                                                 ------------   ------------   ------------    ------------
Income (loss) from continuing
  operations before income taxes                       10,000        641,000       (114,000)        513,000

Income tax expense                                      1,000          6,000          2,000          15,000
                                                 ------------   ------------   ------------    ------------
Income (loss) from continuing
  operations                                            9,000        635,000       (116,000)        498,000

Income from discontinued operations,
  net of tax                                          126,000          7,000        297,000          22,000
                                                 ------------   ------------   ------------    ------------

Net income                                       $    135,000   $    642,000   $    181,000    $    520,000
                                                 ============   ============   ============    ============

Basic and diluted net income (loss) per share:
  Income (loss) from continuing operations       $       0.00   $       0.06   $      (0.01)   $       0.05
  Income from discontinued operations,
    net of tax                                           0.01           0.00           0.03            0.00
                                                 ------------   ------------   ------------    ------------
Basic and diluted net income per share           $       0.01   $       0.06   $       0.02    $       0.05
                                                 ============   ============   ============    ============
Shares used to compute net income (loss)
  per share                                        11,078,105     10,371,583     11,078,105      10,177,006
                                                 ============   ============   ============    ============


           See accompanying notes to consolidated financial statements

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                              For the Nine Months Ended
                                                                     September 30,
                                                              --------------------------
                                                                  2004          2003
                                                              -----------    -----------
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:
  Net income (loss) from continuing operations                $  (116,000)   $   498,000
  Adjustments to reconcile net income (loss) to
    net cash provided by continuing operating activities:
      Gain on restructuring of payables                                 0       (614,000)
      Gain on sale of investment in LLC                                 0       (114,000)
      Depreciation, depletion and amortization                    227,000        218,000

  Changes in assets and liabilities:
    Decrease (increase) in accounts and mortgage receivable       (32,000)       269,000
    Decrease in other assets                                       19,000         23,000
    Decrease in accounts payable                                  (20,000)       (64,000)
    Increase in accrued liabilities                                21,000         12,000
                                                              -----------    -----------
NET CASH PROVIDED BY CONTINUING
OPERATING ACTIVITIES                                               99,000        228,000
                                                              -----------    -----------
CASH FLOWS FROM CONTINUING INVESTING ACTIVITIES:
  Proceeds from sale of investment in LLC                               0        684,000
  Investment in LLC                                                     0         (6,000)
  Purchase of oil and gas interests                              (151,000)       (56,000)
  Purchases of property and equipment                                   0        (21,000)
                                                              -----------    -----------
NET CASH PROVIDED BY (USED IN) CONTINUING
INVESTING ACTIVITIES                                             (151,000)       601,000
                                                              -----------    -----------
CASH FLOWS FROM CONTINUING FINANCING ACTIVITIES:
  Payments on notes payable                                             0       (233,000)
                                                              -----------    -----------
NET CASH USED IN CONTINUING FINANCING ACTIVITIES                        0       (233,000)
                                                              -----------    -----------
NET CASH PROVIDED BY DISCONTINUED OPERATIONS                       98,000        112,000

NET INCREASE IN CASH AND CASH EQUIVALENTS                          46,000        708,000

CASH AND CASH EQUIVALENTS, beginning of period                    705,000        155,000
                                                              -----------    -----------
CASH AND CASH EQUIVALENTS, end of period                      $   751,000    $   863,000
                                                              ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid during the period                             $ 1,061,000    $ 1,169,000
                                                              ===========    ===========
  Taxes paid during the period                                $     6,000    $    11,000
                                                              ===========    ===========


          See accompanying notes to consolidated financial statements.

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


Note 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Stratford American Corporation and subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2004 may not necessarily be indicative of the results that may be expected for the year ended December 31, 2004.

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

     Certain amounts in the accompanying financial statements for the three and nine month periods ended September 30, 2003 have been reclassified to conform with the presentation for the three and nine month periods ended September 30, 2004 to reflect the discontinued operations of the real estate segment as discussed further in Note 2.

Note 2 - ASSETS AND LIABILITIES HELD FOR SALE/DISCONTINUED OPERATIONS

     On August 30, 2004, Scottsdale Thompson Peak, LLC, of which the Company owns an 80% membership interest, entered into a Purchase and Sale Agreement ("the Agreement") with an unrelated third party to sell the Company's real estate segment, which consists primarily of the office building located at 20225 North Scottsdale Road, Scottsdale, Arizona. The "Agreement" called for the closing of sale of the property by the end of November 2004 at a price of $31,400,000. The transaction closed on November 9, 2004. The following summarizes the Company's assets and liabilities held for sale at September 30, 2004:

                                                       Carrying Amount as of
                                                        September 30, 2004
                                                       ---------------------
     Assets held for sale:
       Real estate interests, net                          $24,211,000
       Loan fees, net                                          292,000
       Deferred rent                                           665,000
       Prepaid interest                                         47,000
                                                           -----------
                                                           $25,215,000
                                                           ===========

     Liabilities held for sale:
       Notes payable (See Note 7)                          $23,434,000
       Minority interest in consolidated subsidiary            324,000
       Other accrued liabilities                               183,000
                                                           -----------
                                                           $23,941,000
                                                           ===========

     Net cash proceeds to Scottsdale Thompson Peak, LLC from the sale were approximately $7,468,000. Such net cash receipts and the related gain from this transaction of approximately $5,939,000 will be reflected in the Company's consolidated financial statements in the quarter ending December 31, 2004. The accompanying financial statements reflect this agreement for sale of the Company's real estate segment as discontinued operations for all periods presented.

Note 3 - NET INCOME (LOSS) PER COMMON SHARE

     The Company calculates basic and diluted net income (loss) per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128 "Earnings Per Share." Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during each period (11,078,105 shares for the three and nine month periods ended September 30, 2004 and 10,371,583 and 10,177,006 for the three and nine month periods ended September 30, 2003, respectively). Diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine month periods ended September 30, 2004 and 2003. Available stock options of 480,000 for each of the three and nine month periods ended September 30, 2004 and 2003, were antidilutive and not considered common stock equivalents for the purpose of computing net income (loss) per common share.

Note 4 - EMPLOYEE STOCK OPTIONS

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

     Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's pro forma net income would have been:

                            For the Three Months Ended      For the Nine Months Ended
                                    September 30,                 September 30,
                            ---------------------------   ----------------------------
                                2004           2003           2004            2003
                            ------------   ------------   ------------    ------------
Net income :
  As reported               $    135,000   $    642,000   $    181,000    $    520,000
                            ============   ============   ============    ============

Pro forma                   $    135,000   $    642,000   $    181,000    $    520,000
                            ============   ============   ============    ============

Diluted income per share:
  As reported               $       0.01   $       0.06   $       0.02    $       0.05
                            ============   ============   ============    ============
Pro forma                   $       0.01   $       0.06   $       0.02    $       0.05
                            ============   ============   ============    ============

Note 5 - INVESTMENT IN SCOTTSDALE THOMPSON PEAK, LLC

     On December 11, 2002, the Company, along with other investors, completed the purchase of an office building leased by a single tenant located at 20225 North Scottsdale Road, Scottsdale, Arizona (the "Property") for $25,484,000, which reflects the purchase price of $24,988,000 and closing costs incurred of $496,000. The Property, upon purchase, was immediately conveyed to Scottsdale Thompson Peak, LLC, a newly formed Arizona limited liability company ("STP"). The Company owns 80% of the membership interests in, and is the manager of STP. Further, STP is a consolidated subsidiary of the Company. STP funded the purchase of the Property through a combination of cash contributions and loans obtained by STP, in the aggregate amount of $24,300,000. A $20,000,000 loan is financed with a 5.9% interest rate, twenty-two year straight-line amortization note and is guaranteed by JDMD Investments, LLC, a major shareholder of the Company. A loan of $2,500,000 is financed with a 6% interest rate, interest only note, for a period of two years, due December 11, 2004, and is guaranteed 50% by JDMD Investments, LLC and 50% by Diamond Ventures, Inc., an affiliate of The DRD 97 Trust, a major shareholder of the Company. A loan of $1,800,000, from a major shareholder, is financed with a 10% interest rate note, interest only, for a period of two years, due December 2, 2004. The Company also issued a total of 1,200,000 shares of its common stock (valued at $0.20 per share) to JDMD Investments, LLC, a major shareholder of the Company, for its agreement to guarantee payment of certain exceptions or carve outs on the first mortgage, the guarantee of 50% of the $2,500,000 bank loan, the assignment of all its interests in finding and negotiating the purchase of the Property, and obtaining the mortgage loan and other financing involved. This $240,000 is recorded as a loan fee and was being amortized monthly, pro-rata over the life of the loans. At September 30, 2004, the net book value of the above loan fee was $200,000. An additional loan fee of $100,000, paid at closing to a mortgage broker, was being amortized monthly over the life of the $20,000,000 loan. At September 30, 2004, the net book value of this loan fee was $92,000. Remaining closing costs of $156,000 were capitalized with the purchase price of the building. Amortization expense on the above mentioned loan fees ceased as of August 30, 2004, when it was determined that the criteria had been met to classify the building as an asset held for sale. (See Note 2)

     The building is leased 100% by a single tenant and used as their corporate office. The tenant is engaged in selling and installing new tires for autos and trucks. Under the terms of the lease agreement, STP is to receive annual basic rents of $2,096,000, paid in equal monthly installments during the first five years of the lease. In years six, eleven, and sixteen of the lease, the annual rents are escalated by 10% of the prior years rent. The Company is reporting results from this lease as an operating lease. As such, total revenue anticipated for the life of the lease is recognized in equal annual installments. Differences between cash received and revenue recognized are recorded as deferred rent. The lease is a bondable, fully triple net twenty-two year lease. The lease commenced on December 9, 2002 and will expire on December 31, 2024 (excluding unexercised options). Three, five-year renewal options are available to the tenant. The building has an expected life of forty years and the Company is using straight-line depreciation over this forty-year period. As of September 30, 2004, accumulated depreciation of $933,000 and accumulated loan fee amortization of $48,000 had been recorded, leaving net assets of $24,503,000 on the books of the Company. Depreciation expense ceased as of August 30, 2004, when it was determined that the building met the criteria to be classified as an asset held for sale. The Company believes the building is adequately covered by insurance.

     As discussed above in Note 2, on August 30, 2004 Scottsdale Thompson Peak, LLC entered into a Purchase and Sale Agreement with an unrelated third party to sell the office building located at 20225 North Scottsdale Road, Scottsdale, Arizona. The Agreement called for the closing of sale of the property by the end of November 2004 at a price of $31,400,000. The transaction closed on November 9, 2004. The assets and liabilities which represent the Company's real estate segment in its entirety are recorded within assets and liabilities held for sale for all periods presented in the accompanying unaudited consolidated financial statements.

Note 6 - OIL AND GAS INTERESTS

     On June 5, 2002, the Company, through its wholly owned subsidiary Stratford American Energy Corporation ("SAEC"), purchased working interests in 23 oil and gas properties located in Oklahoma and Texas, effective April 1, 2002. The Company has paid $109,000 in costs to test and equip four wells that were completed during the nine months ended September 30, 2004.

     The Company also elected to participate in the drilling of a development well during the three months ended September 30, 2004, and has prepaid $27,000 in costs. The funds came from Company cash. Total capitalized costs of the SAEC properties and accumulated depletion and amortization are as follows:

                                                     September 30, 2004
                                                     ------------------

     Oil and gas interests                              $ 783,000
     2004 development cost additions                      136,000
     Less accumulated depletion and amortization         (265,000)
                                                        ---------

     Net oil and gas interests                          $ 654,000
                                                        =========

     The Company recognized depletion expense of $32,000 and $90,000 for the three and nine month periods ended September 30, 2004, respectively, and $25,000 and $74,000 for the three and nine month periods ended September 30, 2003, respectively.

     In addition to the oil and gas interests, acquisition costs of $68,000 are being amortized equally over a seven-year period. The Company recognized amortization expense of $2,000 and $6,000 for the three and nine month periods ended September 30, 2004, respectively, and $3,000 and $7,000 for three and nine month periods ended September 30, 2003, respectively. Total accumulated amortization of acquisition costs at September 30, 2004 is $24,000, leaving net acquisition costs of $44,000 on the books of the Company.

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

                                                     September 30, 2004
                                                     ------------------

     Oil and gas interests                              $ 3,656,000
     2004 development cost additions                         15,000
     Less accumulated depletion and amortization         (3,150,000)
                                                        -----------
     Net oil and gas interests                          $   521,000
                                                        ===========

     Oil and gas interests are being depleted equally over a seven-year period, which is the estimated life of the wells. The Company recognized depletion expense of $34,000 and $101,000 for each of the three and nine month periods ended September 30, 2004 and 2003, respectively. The Company recorded amortization on intangible drilling costs and depreciation on equipment of $3,000 and $10,000 for the three and nine month periods ended September 30, 2004, respectively, and $4,000 and $15,000 for the three and nine month periods ended September 30, 2003, respectively.

     In addition to the oil and gas interests, acquisition costs of $48,000 are being amortized equally over a seven-year period. The Company recognized amortization expense of $2,000 and $6,000 for the three and nine month periods ended September 30, 2004 and $2,000 and $5,000 for the three and nine month periods ended September 30, 2003, respectively. Total accumulated amortization of the acquisition costs at September 30, 2004 is $25,000 leaving net acquisition costs of $23,000 on the books of the Company.

     Stratford American Resource Corporation ("SARC") originally paid $38,000 for a nominal working interest in four oil and gas wells. The wells were fully depleted at September 30, 2004.

     Total net oil and gas interests at September 30, 2004 are $1,175,000. Total net acquisition costs relating to the oil and gas properties are $67,000 and are recorded within other assets at September 30, 2004.

     For each of the oil and gas interests described above, the Company is a minority participant (an average of less than 3.0%) in joint interest operations and as such is not subject to disclosure requirements for oil and gas operations.

Note 7 - NOTES PAYABLE

     Notes payable consist of the following as of September 30, 2004 and are recorded within liabilities held for sale:

     Note payable to Allianz Life Insurance Company, due
       November 15, 2024, principal and interest due monthly
       at 5.9%, collateralized  by the Deed of Trust, Assignment
       of Rents and Security Agreement                             $  19,134,000

     Note payable to Woodforest National Bank, due
       December 11, 2004, interest due monthly at 6%                   2,500,000

     Note payable to Southwest Holdings, Ltd, a related party,
       due December 2, 2004, interest due monthly at 10%               1,800,000
                                                                   -------------

                                                                   $  23,434,000
                                                                   =============

     Principal payments on notes payable are as follows:

     Year ending September 30:
     2005                                   $ 4,813,000
     2006                                       544,000
     2007                                       577,000
     2008                                       612,000
     2009                                       649,000
     Thereafter                              16,239,000
                                            -----------
                                            $23,434,000
                                            ===========

     As discussed above in Note 2, the Property was sold, effective November 9, 2004. Part of the proceeds from the sale were used to payoff the outstanding debt related to the disposal group of $23,434,000.

Note 8 - OPERATING SEGMENTS

     The following tables summarize information about the Company's operations by business operating segments, before discontinued operations, for the three and nine month periods ending September 30, 2004 and 2003. The segment "Oil & Gas" includes working and/or royalty interests in oil and gas properties that are primarily located in Oklahoma and Texas, as described above in Note 6. The segment "Other" includes corporate activities. The segment "Elimination" includes inter-company eliminations. The segment historically reported as "Real Estate" included an office building, leased to a single tenant, located in Scottsdale, Arizona. The results reported for this segment have been recorded within assets and liabilities held for sale and income from discontinued operations as a result of the transaction discussed in Note 2.

                                   OIL & GAS       OTHER       ELIMINATION       TOTAL
                                  -----------   -----------    -----------    -----------
FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 2004
(UNAUDITED):

Total revenue                     $   285,000   $    18,000    $   (16,000)   $   287,000

Net income (loss) before
  income taxes                        152,000      (142,000)             0         10,000

Identifiable assets                 1,468,000       704,000              0      2,172,000

Depreciation, depletion
  and amortization expense             75,000         2,000              0         77,000

Interest and other income                   0         2,000              0          2,000

Income tax expense                          0         1,000              0          1,000

Expenditures for additions
  (long lived assets)                  51,000             0              0         51,000



                                   OIL & GAS       OTHER       ELIMINATION       TOTAL
                                  -----------   -----------    -----------    -----------
FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 2003
(UNAUDITED):

Total revenue                         166,000       746,000        (16,000)       896,000

Net income before
  income taxes                         45,000       596,000              0        641,000

Identifiable assets                 1,528,000       735,000              0      2,263,000

Depreciation, depletion
  and amortization expense             69,000         3,000              0         72,000

Interest expense                       10,000             0              0         10,000

Interest and other income                   0       116,000              0        116,000

Income tax expense                      6,000             0              0          6,000

Expenditures for additions
  (long lived assets)                  54,000         6,000              0         60,000

                                   OIL & GAS       OTHER       ELIMINATION       TOTAL
                                  -----------   -----------    -----------    -----------
FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2004
(UNAUDITED):

Total revenue                     $   712,000   $    53,000    $   (48,000)   $   717,000

Net income (loss) before
  income taxes                        326,000      (440,000)             0       (114,000)

Identifiable assets                 1,468,000       704,000              0      2,172,000

Depreciation, depletion
  and amortization expense            219,000         8,000              0        227,000

Interest and other income                   0         5,000              0          5,000

Income tax expense                          0         2,000              0          2,000

Expenditures for additions
  (long lived assets)                 151,000             0              0        151,000


                                   OIL & GAS       OTHER       ELIMINATION       TOTAL
                                  -----------   -----------    -----------    -----------

FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2003
(UNAUDITED):

Total revenue                         583,000       781,000       (48,000)      1 316,000

Net income before
  income taxes                        197,000       316,000             0         513,000

Identifiable assets                 1,528,000       735,000             0       2,263,000

Depreciation, depletion
  and amortization expense            208,000        10,000             0         218,000

Interest expense                       36,000         2,000             0          38,000

Interest and other income                   0       119,000             0         119,000

Income tax expense                     15,000             0             0          15,000

Expenditures for additions
  (long lived assets)                  56,000        21,000             0          77,000

Note 9 - RECENT ACCOUNTING PRONOUNCEMENTS

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

Note 10 - INCOME TAXES

     The Company recorded income tax expense from continuing operations of $1,000 and $2,000 for the three and nine month periods ending September 30, 2004, respectively. The income tax expense of $2,000 reported for the nine months ended September 30, 2004 was the result of an under accrual of the Company's 2003 income tax liability. The accrual for the 2003 income tax was based on information available at that time. The effective tax rate was 0.74% and 1.09% for the three and nine month periods ended September 30, 2004, respectively, and 0.93% and 2.80% for the three and nine month periods ended September 30, 2003, respectively. In determining the effective tax rates, the Company utilizes net operating loss carryforwards for which valuation allowances have previously been provided.

     As a result of the gain on the sale of the building by Scottsdale Thompson Peak, LLC, an 80% owned subsidiary, the Company projects that it will have a tax liability of approximately $131,000 in federal income tax and $502,000 in state income tax which will be reflected in the Company's consolidated financial statements in the quarter ending December 31, 2004.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

     This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (forward-looking statements) that involve certain risks and uncertainties. The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and notes thereto appearing elsewhere in this report. Except for the historical information contained herein, any statements that refer to expectations, projections or other characterization of future events or circumstances, and especially those which include variations of the words "believes," "intends," "estimates," "anticipates," "expects," "plans," or similar words or variations thereof, are likely to be forward-looking statements, and as such, are likely to concern matters involving risk, uncertainty, unpredictability and other factors that could materially and adversely affect the outcome or results indicated by or inferred from the statements themselves. Such factors include, among others, the following: the risk that the working interests in the SAEC oil and gas properties and the operations of SA Oil may not be profitable; the risk that the Company will recognize losses from operations; the risk that all of the foregoing factors or other factors could cause fluctuations in the Company's operating results and the price of the Company's common stock; and other risks detailed in this report and from time to time in the Company's other filings with the Securities and Exchange Commission. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this quarterly report on Form 10-QSB and in the Company's other filings with the Securities and Exchange Commission, and that no statements contained in the following discussion or in this Form 10-QSB should be construed as a guarantee or assurance of future performance or future results, and the reader is cautioned to not place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this quarterly report on Form 10-QSB, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

GENERAL

     As of September 30, 2004, the Company owned 80% of the membership interests of Scottsdale Thompson Peak, LLC, which owned an office building leased by a single tenant located at 20225 North Scottsdale Road, Scottsdale, Arizona. Scottsdale Thompson Peak, LLC sold the office building on November 9, 2004. As discussed in Note 2 and Note 5 of the unaudited consolidated financial statements, the Company met the criteria for classifying the office building as an asset held for sale during the third quarter of fiscal year 2004. This transaction represents the sale of the Company's real estate segment. Accordingly, the results of operations of this segment are recorded within income from discontinued operations for all periods presented in the accompanying consolidated financial statements.

     The Company also owns working interests in oil and gas properties primarily located in Oklahoma and Texas, as discussed above in Note 6 of the unaudited consolidated financial statements.

     Other than the transactions described above, the Company has no significant operations and there can be no assurance that the Company's operations will be profitable. With the sale of the real estate segment, management is currently evaluating the future direction of the business in order to maximize shareholder return. Potential courses of action for the Company are to continue to look for investment opportunities, most likely in either oil and gas interests or real estate, or to consider liquidation and dissolution of the operations of the Company with a liquidating dividend to the shareholders of the Company. In determining potential courses of action, management will be considerate of several factors including the management's outlook for the Company's current operations, potential future investment opportunities, the existence of competitors in our industry with greater resources at their disposal and the regulatory and reporting environment of the Company.

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

     As noted above and in Note 2 and Note 5, as of September 30, 2004, the Company's real estate investment is currently held for sale. Accordingly, the assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of the disposal group are classified as held for sale and are presented separately in the appropriate asset and liability sections of the balance sheet and in income from discontinued operations in the consolidated statements of operations.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2004, the Company had $751,000 in available cash resources.

     As discussed above, the Company along with other investors, completed the purchase of an office building located at 20225 North Scottsdale Road, Scottsdale, Arizona (the "Property") for $25,484,000, effective December 11, 2002. The Property after being purchased by the Company and the other investors, was immediately conveyed to STP. The purchase was funded through a combination of cash contributions and loans obtained by STP in the aggregate amount of $24,300,000. A loan of $20,000,000 is financed with a 5.9% interest rate, twenty-two year straight-line amortization note and is guaranteed by JDMD Investments, LLC, a major shareholder of the Company. A loan of $2,500,000 is financed with a 6% interest rate, interest only note, for a period of two years, due December 11, 2004, and is guaranteed 50% by JDMD Investments, LLC, a major shareholder of the Company, and 50% by Diamond Ventures, Inc., an affiliate of The DRD 97 Trust, a major shareholder of the Company. A loan of $1,800,000, from a major shareholder, is financed with a 10% interest rate note, interest only, for a period of two years, due December 2, 2004. The lease with the sole tenant for the entire building is a bondable, triple-net lease, commencing on December 9, 2002, expiring on December 31, 2024, excluding unexercised extensions. The annual basic rent for years one through five is $2,096,000 per year. In years six, eleven and sixteen of the lease annual rents are escalated by 10% of annual rents paid in the preceding year.

     The following table summarizes the Company's contractual obligations at September 30, 2004:

                                                     Payments Due by Period
                                                   -------------------------
  Contractual                         Less Than                                 More Than
  Obligations             Total         1 Year      1-3 Years     3-5 Years      5 Years
----------------       -----------   -----------   -----------   -----------   -----------
Long-term debt
  obligations          $23,434,000   $ 4,813,000   $ 1,121,000   $ 1,261,000   $16,239,000
Operating lease
  obligations              319,000        97,000       222,000             0             0
                       -----------   -----------   -----------   -----------   -----------

Total                  $23,753,000   $ 4,910,000   $ 1,343,000   $ 1,261,000   $16,239,000
                       ===========   ===========   ===========   ===========   ===========

     As discussed in Note 2 to the unaudited consolidated financial statements, the office building was sold, effective November 9, 2004. As discussed in Note 7 to the unaudited consolidated financial statements, debt service obligations of $23,434,000, which were inclusive of the $20,000,000, 5.9% loan, the $2,500,000,
6% loan and the $1,800,000, 10% loan, were paid out of the cash proceeds from the sale of the office building.

     During the three months ended September 30, 2004, the Company through its wholly owned subsidiary, SAEC, paid $16,000 in drilling and equipment costs for wells it had previously elected to participate proportionately in and prepaid $27,000 in costs to participate proportionately in a new development well. Also, during the three months ended September 30, 2004, the Company through its wholly owned subsidiary, SA Oil, paid $8,000 in equipment costs. Total year to date drilling and equipment costs of $151,000, of which $136,000 were through SAEC and $15,000 were through SA Oil, were paid out of Company cash.

     The primary sources of the Company's cash and cash equivalents are the revenues received from the working interests in the oil and gas properties, rental revenues from the office building, and the one-time sale of the Company's investment in Triway Land Investors, LLC in 2003. The Company expects that the current cash and cash equivalents will be sufficient to meet its forecasted operating cash needs for the remainder of 2004. However, due to any unforeseen circumstances that could occur outside the Company's control, there can be no assurance that adequate cash flows from the Company's present cash position and current activity will be achieved. The Board of Directors is presently considering options as to the future direction of the Company.

     As discussed above in Note 2, net cash proceeds from the November 9, 2004 sale of the Company's real estate segment to Scottsdale Thompson Peak, LLC, of which the Company owns 80% of the membership interests in, were approximately
$7,468,000. The Company's 80% share of the proceeds was approximately $5,974,000. The Company has not made any decisions as to the use of the proceeds of the sale of the property and is currently evaluating the best use of these proceeds.

RESULTS OF OPERATIONS - THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2004, COMPARED WITH THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2003

     OIL AND GAS REVENUES. Oil and gas revenues increased from $166,000 and $583,000 for the three and nine month periods ended September 30, 2003 to $285,000 and $712,000 for the three and nine month periods ended September 30, 2004, respectively. Oil and gas revenues accounted for 32% and 28% of the total revenue reported by the Company for the three and nine month periods ended September 30, 2004. The increase is primarily due to the receipt of revenues from a property that underwent extensive repairs during prior periods, the increase in prices currently being received for oil and gas, and to the receipt of revenues from four development wells that are now producing. Separately, SA Oil properties generated $174,000 and $459,000 in revenue for the three and nine month periods ended September 30, 2004, and $114,000 and $348,000 for the three and nine month periods ended September 30, 2003, respectively. The SAEC working interests in 23 oil and gas properties, acquired effective April 1, 2002, generated $107,000 and $243,000 in revenue for the three and nine month periods ended September 30, 2004 and $49,000 and $223,000 for the three and nine month periods ended September 30, 2003, respectively. The SARC properties generated $4,000 and $10,000 in revenue for the three and nine month periods ended September 30, 2004 and $3,000 and $12,000 for the three and nine month periods ended September 30, 2003, respectively.

     PROPERTY RENTAL INCOME. Property rental income increased from $524,000 and $1,572,000 for the three and nine month periods ended September 30, 2003 to $616,000 and $1,848,000 for the three and nine month periods ended September 30, 2004, respectively. The 2004 results reflect scheduled rental income of $524,000 and $1,572,000 for the three and nine month periods ended September 30, 2004 and deferred rent of $92,000 and $276,000 for the three and nine month periods ended September 30, 2004, respectively. Property rental income for the three and nine month periods ended September 30, 2004 and 2003 is included within income from discontinued operations. As discussed above in Note 2, Scottsdale Thompson Peak, LLC sold the office building, effective November 9, 2004.

     OIL AND GAS OPERATIONS. Oil and gas operations expense increased from $48,000 and $142,000 for the three and nine month periods ended September 30, 2003, respectively, to $60,000 and $167,000 for the three and nine month periods ended September 30, 2004, respectively. The increase for the nine months ended September 30, 2004 is due primarily to equipment repair costs in 2004 of $23,000 and to professional fees incurred of $2,000.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased from $125,000 and $405,000 for the three and nine month periods ended September 30, 2003 to $140,000 and $437,000 for the three and nine month periods ended September 30, 2004, respectively. The increase of $15,000 for the three months ended September 30, 2004 was primarily due to increased professional fees relating to costs associated with the reporting requirements under the Securities Exchange Act of 1934, as amended. The increase of $32,000 for the nine months ended September 30, 2004 was due to increased insurance premiums of $17,000, increased professional fees, as described above, of $7,000, and to a general increase in associated overhead costs of $8,000.

     INTEREST EXPENSE. There is no interest expense from continuing operations for the three and nine month periods ended September 30, 2004. The decrease from $10,000 and $38,000 for the three and nine month periods ended September 30, 2003 is due to the restructuring of payables in September of 2003, which eliminated debt and resulted in a decrease in interest expense of $36,000 and due to the satisfaction of a mortgage payable in June of 2003 which resulted in a decrease in interest expense of $2,000. Interest expense from discontinued operations, included within income from discontinued operations, decreased from $382,000 and $1,151,000 for the three and nine month periods ended September 30, 2003 to $372,000 and $1,126,000 for the three and nine month periods ended September 30, 2004. This decrease is primarily due to the monthly amortization of interest paid in 2004 on the debt on the office building purchased by the Company and other investors, and immediately conveyed to STP, in December of 2002.

RELATED PARTY TRANSACTIONS

     During the three and nine month periods ended September 30, 2004, the Company received $17,000 and $34,000, respectively, from two companies that are partially owned by four of the Company's executives or directors. These receipts were reimbursements for administrative expenses incurred by the Company on behalf of the related parties. These are recorded as a reduction of general and administrative expense for the three and nine month periods ended September 30, 2004. At September 30, 2004, $14,000 of these reimbursements are included in related party receivables.

     At September 30, 2004, a note payable of $1,800,000, due December 2, 2004, bearing an interest rate of 10%, with interest due monthly, was owed to Southwest Holdings, Ltd, an affiliate of The DRD 97 Trust, a major shareholder of the Company. At September 30, 2004 all of the accrued interest on the above-mentioned related party note payable had been paid. On November 9, 2004, the principal amount of $1,800,000 was paid in full to Southwest Holdings, Ltd as discussed above in Note 7.

CAPITAL REQUIREMENTS

     During the nine months ended September 30, 2004, the Company, through its wholly owned subsidiaries, SAEC and SA Oil, paid a total of $124,000 in drilling and equipment costs for development wells it had previously elected to participate proportionately in. In July 2004, the Company, through its wholly subsidiary SAEC, elected to participate proportionately in the drilling of a development well and prepaid $27,000 in costs. If hydrocarbons are located in commercial quantity, the Company will be responsible for approximately $18,000 in additional costs to complete the well. The funds will come from Company cash.

     Other than the capital requirements described above, the Company does not have any material plans for future capital expenditures at the present time.

IMPACT OF INFLATION

     Inflation has not had a significant impact on the Company's results of operations.

ITEM 3.  CONTROLS AND PROCEDURES

     Our Chief Executive Officer, our President and our Controller, based on the evaluation of our disclosure controls and procedures (as defined in rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that, as of September 30, 2004, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the three months ended September 30, 2004 there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

     Responses to Items 1 through 5 are omitted since these items are not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

          See index beginning on page 22

     (b)  REPORTS ON FORM 8-K

          There were no reports on Form 8-K filed for the three months ended September 30, 2004

          The following reports on Form 8-K were filed subsequent to the three months ended September 30, 2004:

          On November 10, 2004, the Company filed a Form 8-K dated November 10, 2004, relating to the Press Release announcing that Scottsdale Thompson Peak, LLC, a subsidiary that the Company owns 80% of the membership interests in, sold the office building located at 20225 North Scottsdale Road, Scottsdale, Arizona

          On November 15, 2004, the Company filed a Form 8-K dated November 9, 2004, relating to the Purchase and Sale Agreement between Scottsdale Thompson Peak, LLC, a subsidiary that the Company owns 80% of the membership interests in, and Holualoa Arizona, Inc., pursuant to which the office building located at 20225 North Scottsdale Road, Scottsdale, Arizona was sold to Holualoa Arizona, Inc.

SIGNATURES

     In accordance with the requirements of Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     STRATFORD AMERICAN CORPORATION
                                     Registrant


Date:  November 15, 2004             By /s/ Mel L. Shultz
                                     -------------------------------------------
                                     Mel L. Shultz, President and Director


Date:  November 15, 2004             By /s/ David H. Eaton
                                     -------------------------------------------
                                     David H. Eaton, Chief Executive Officer
                                     and Chairman of the Board


Date:  November 15, 2004             By /s/ Daniel E. Matthews
                                     -------------------------------------------
                                     Daniel E. Matthews, Controller, Secretary
                                     and Treasurer

                                 EXHIBITS INDEX

     Exhibits 31.1, 31.2, 31.3 and 32 are originally filed with this report. The Company hereby incorporates all other exhibits by reference pursuant to Rule 12b-32, each of which (except Exhibits 2.1, 2.2, 2.3, 3.3, 10.1, 10.2, 10.3,
10.4 and 10.5) was filed as an exhibit to the Company's Registration on Form 10, which was filed July 22, 1988, and amended on October 7, 1988, and December 8,
1988. Exhibit 2.1 was filed with the Company's Form 8-K filed with the Securities and Exchange Commission on May 2, 2001. Exhibit 2.2 was filed with the Company's Form 8-K filed with the Securities and Exchange Commission on June 18, 2002. Exhibit 2.3 was filed as Exhibit 2.1 with the Company's Form 8-K filed with the Securities and Exchange Commission on December 26, 2002. Exhibit 3.3 was filed with the Company's Registration Statement on Form S-1 on June 12, 1989. Exhibit 10.1 was filed as Exhibit 10.14 to the Company's Form 10-KSB for the year ended December 31, 2000, which was filed with the Securities and Exchange Commission on April 2, 2001. Exhibit 10.2 was filed with the Company's Form 10-QSB filed with the Securities and Exchange Commission on November 14, 2002. Exhibit 10.3 was filed as Exhibit 10.19 to the Company's Form 10-KSB for the year ended December 31, 2002, which was filed with the Securities and Exchange Commission on March 31, 2003. Exhibit 10.4 was filed as Exhibit 10.20 with the Company's Definitive Proxy Statement (Schedule 14A) for its annual meeting of shareholders held on July 8, 1998, which was filed with the Securities and Exchange Commission on April 28, 1998. Exhibit 10.5 was filed as
Exhibit 99.2 with the Company's Form 8-K filed with the Securities and Exchange Commission on November 15, 2004.

Number                              Description
------                              -----------

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

 10.4     Stratford American Corporation 1998 Stock Incentive Plan

 10.5 Purchase and Sale Agreement, dated August 30, 2004, by and between Holualoa Arizona, Inc. and Scottsdale Thompson Peak, LLC

 31.1     Certification  pursuant  to Section 302 of the  Sarbanes-Oxley  Act of
          2002

 31.2     Certification  pursuant  to Section 302 of the  Sarbanes-Oxley  Act of
          2002

 31.3     Certification  pursuant  to Section 302 of the  Sarbanes-Oxley  Act of
          2002

 32 Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002