Form 10KSB
period 2004-12-31
STRATFORD AMERICAN CORP
filed 2005-03-31
CIK 836435

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)

         [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the Fiscal Year ended December 31, 2004

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

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] NO [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ ]

     Issuer's revenues for its most recent fiscal year were $3,096,000 including discontinued operations.

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the February 28, 2005 closing price of $0.59 per share, as reported on the OTC Bulletin Board, was $3,169,000.

     At February 28, 2005, 11,078,105 shares of the issuer's common stock and no shares of its preferred stock were issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the registrant's definitive Proxy Statement for the 2005 Annual Meeting of Shareholders, expected to be filed not later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

     GENERAL DEVELOPMENT OF BUSINESS. Stratford American Corporation, an Arizona corporation incorporated on May 13, 1988 (the "Company"), has several wholly-owned subsidiaries. The Company also owns 80% of Scottsdale Thompson Peak, LLC, an Arizona limited liability company ("STP"). Unless otherwise specified, the term "Company" as used herein includes the Company's subsidiaries.

     The Company, through its subsidiaries, is engaged principally in the businesses of natural resource exploration and development. The Company employs four full-time employees.

     NATURAL RESOURCE PROPERTIES - OIL AND GAS. The Company owns working and/or royalty interests in oil and gas properties that are primarily located in Oklahoma and Texas. The oil and gas is sold to numerous oil refiners and natural gas purchasers with no single entity purchasing 10% of the oil and gas sold.

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

     Intense competition from both major oil and gas producers and small, independent producers characterize the natural resource exploration and development industry. Many competitors have greater financial and other resources than the Company. The Company is unable to estimate the number of oil and gas producers against which it competes. Because oil and gas products are commodities, producers of such products compete mainly on the basis of price, which can fluctuate greatly from month-to-month. The operators of the wells in which the Company participates negotiate the price of the oil and gas based on end user demand, level of supply, and other relevant factors. The operators then determine whether to supply product at that price.

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

     In an attempt to limit the risks inherent in the oil and gas business, the Company associates with experienced operators in its ventures rather than operating a property on its own behalf.

     The Company's oil and gas activities are subject to numerous federal, state, and local laws and regulations governing environmental quality and pollution control. The existence of such laws and regulations has, to date, had no material adverse effect on the Company's operations, and the cost of compliance has not been material. The Company is unable to assess or predict the impact that compliance with environmental and pollution control laws and regulations may have on its future operations, capital expenditures, earnings, or competitive position.

     STRATFORD AMERICAN ENERGY PROPERTIES. The Company, through its wholly owned subsidiary Stratford American Energy Corporation ("SAEC"), currently has working interests in 30 producing oil and gas properties, five of which were added in 2004. The oil and gas properties are located in Oklahoma and Texas. During the fourth quarter of 2004, the Company elected to participate proportionately in the drilling of three new development wells. Two of the wells are expected to be completed early in the second quarter of 2005. Drilling is expected to commence on the third well during the second quarter of 2005.

     SA OIL PROPERTIES. The Company, through its wholly owned subsidiary, SA Oil and Gas Corporation ("SA Oil"), owns working and/or royalty interests in 87 oil and gas properties located in Oklahoma and Texas.

     OTHER PROPERTIES. The Company, through its wholly owned subsidiary Stratford American Resource Corporation ("SARC"), owns a nominal interest in four oil and gas wells located in Arkansas and Oklahoma.

     DISCONTINUED OPERATIONS. On December 11, 2002, the Company, along with other investors, completed the purchase of an office building leased by a single tenant located at 20225 North Scottsdale Road, Scottsdale, Arizona (the "Property") for $25,484,000, which reflected the purchase of $24,988,000 and closing costs incurred of $496,000. The Property, upon purchase, was immediately conveyed to Scottsdale Thompson Peak, LLC, an Arizona limited liability company ("STP"). The Company owns 80% of the membership interests in, and is the manager of STP. Further, STP is a consolidated subsidiary of the Company. STP funded the purchase of the Property through a combination of cash contributions and loans obtained by STP, in the aggregate amount of $24,300,000. A $20,000,000 loan was financed with a 5.9% interest rate, twenty-two year straight-line amortization note, and was guaranteed by JDMD Investments, LLC, a major shareholder of the Company. A loan of $2,500,000 was financed with a 6% interest rate, interest only note, for a period of two years, due December 11, 2004, and was guaranteed 50% by JDMD Investments, LLC and 50% by Diamond Ventures, Inc., an affiliate of The DRD 97 Trust, a major shareholder of the Company. A loan of $1,800,000, from an affiliate of The DRD 97 Trust, a major shareholder, was financed with a 10% interest rate note, interest only, for a period of two years, due December 2, 2004. The Company also issued a total of 1,200,000 shares of its common stock (valued at $0.20 per share) to JDMD Investments, LLC, a major shareholder of the Company, for its agreement to guarantee payment of certain exceptions or carve outs on the first mortgage, the guarantee of 50% of the $2,500,000 bank loan, the assignment of all its interests in finding and negotiating the purchase of the Property, and obtaining the mortgage loan and other financing involved. There was $240,000 recorded as a loan fee and was being amortized monthly, pro-rata over the life of the loans. Remaining closing costs of $156,000 were capitalized with the purchase price of the building. Amortization expense on the above mentioned loan fees ceased as of August 30, 2004, when it was determined that the criteria had been met to classify the building as an asset held for sale.

     The building was leased 100% by a single tenant and used as the tenant's corporate office. Under the terms of the lease agreement, STP was to receive annual basic rents of $2,096,000, paid in equal monthly installments during the first five years of the lease. In years six, eleven, and sixteen of the lease, the annual rents were to be escalated by 10% of the prior years rent. The Company reported the results from this lease as an operating lease. As such, total revenue anticipated for the life of the lease was recognized in equal annual installments. Differences between cash received and revenue recognized were recorded as deferred rent. The lease was a bondable, fully triple net twenty-two year lease. The lease commenced on December 9, 2002 and was scheduled to expire on December 31, 2024 (excluding unexercised options). Three, five-year renewal options were available to the tenant. The building had an expected life of forty years and the Company was using straight-line depreciation over this forty-year period. Depreciation expense ceased as of August 30, 2004, when it was determined that the building met the criteria to be classified as an asset held for sale.

     On November 9, 2004, the Company, through its 80% owned subsidiary, STP, sold the Property to Holualoa Thompson Peak, LLC, an Arizona limited liability company ("Holualoa") for $31,400,000. The Company recognized a gain of $5,326,000, net of tax of $430,000, from the sale of the Property. Net cash proceeds from the sale of the Property to STP, of which the Company owns 80% of the membership interests in, were $7,468,000. The Company's 80% share of the proceeds was approximately $5,974,000. The results of the real estate operations have been accounted for as a discontinued operation, as discussed in Note 3 to the accompanying consolidated financial statements of the Company, and are reported within discontinued operations in the accompanying consolidated statements of operations of the Company.

     On October 26, 2000, the Company through its membership in Triway Land Investors, LLC ("Triway"), a limited liability company with two additional members, entered into an operating agreement to acquire real property in Scottsdale, Arizona. The acquisition price of the real property acquired by Triway, approximately 10 acres, was $3,600,000. The Company contributed a total of $570,000 to Triway. On August 5, 2003, Triway sold the real property for $4,799,000. After all expenses were deducted, the Company received a cash distribution of $684,000 for its membership interest in Triway. The Company recognized a gain of $114,000 from the sale of its investment in Triway, which is reported within interest and other income in the accompanying consolidated statements of operations.

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

ITEM 2 - PROPERTIES

     PRINCIPAL OFFICES. The principal offices of the Company are located at 2400 East Arizona Biltmore Circle, Building 2, Suite 1270, Phoenix, Arizona 85016, telephone 602/956-7809. The premises are leased at a base rental rate of approximately $106,000 per year. The term of the current lease expires in October 2007. The Company believes its office space is sufficient to meet its operational needs in the near future.

     NATURAL RESOURCE PROPERTIES - OIL AND GAS. The Company's petroleum and natural gas activities are focused in the United States. The Company is not an operator with respect to any oil or gas properties. Rather, the Company participates in a property interest through a joint operating agreement. The Company is required to pay its allocable share of drilling and operating expenses based on its working interest, and participates in any discovery on the same basis. As a participant, the Company has only limited management rights with respect to any interest. (See Item 1 -Description of Business - Resource Properties - Oil and Gas.)

     STRATFORD AMERICAN ENERGY PROPERTIES. The Company, through its wholly owned subsidiary SAEC, currently has working interests in 30 producing oil and gas properties located in Oklahoma and Texas. (See Item 1 - Description of Business
- Stratford American Energy Properties.)

     SA OIL PROPERTIES. The Company, through its wholly owned subsidiary SA Oil owns working and or royalty interests in 87 oil and gas properties located Oklahoma and Texas. (See Item 1 - Narrative Description of Business - SA Oil Properties.)

     OTHER PROPERTIES. The Company also owns a nominal interest in four oil and gas wells located in Arkansas and Oklahoma. (See Item 1 -Description of Business
- Other Properties.)

ITEM 3 - LEGAL PROCEEDINGS

     The Company is not currently a party to any material legal proceedings.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the Company's shareholders during the fourth quarter ended December 31, 2004.

EXECUTIVE OFFICERS

NAME                     AGE      OFFICE                          OFFICER SINCE
----                     ---      ------                          -------------

David H. Eaton           69       Chief Executive Officer              6/88
Mel L. Shultz            54       President                            5/87
Daniel E. Matthews       54       Treasurer and Secretary             12/99

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


                                    PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     The Company's common stock $0.01 par value, is currently listed and traded on the OTC Bulletin Board (symbol: STFA.OB).

     The high and low bid price for each quarter during the last two years, are as follows:

                      TIME PERIOD              HIGH      LOW
                      -----------              ----      ---

            2004:     First quarter            .60       .20
                      Second quarter           .45       .29
                      Third quarter            .41       .32
                      Fourth quarter           .55       .38

            2003:     First quarter            .31       .30
                      Second quarter           .30       .20
                      Third quarter            .20       .20
                      Fourth quarter           .25       .20

     The above information is based on the bid price as furnished by Pink Sheets, LLC. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

HOLDERS

     As of February 28, 2005, the common stock of the Company is estimated to be held beneficially by approximately 600 shareholders. No preferred stock is outstanding.

DIVIDENDS

     The Company has never paid cash dividends on its common equity. Arizona law may restrict the ability of a corporation to pay dividends. Management is currently evaluating the future direction of the Company. Potential courses of action for the Company are to look for investment opportunities or to consider liquidation and dissolution of the operations of the Company with a liquidating dividend to the shareholders of the Company.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

                      EQUITY COMPENSATION PLAN INFORMATION

                                                                            Number of
                                                                            securities
                                                                            remaining
                                       Number of                           available for
                                   securities to be      Weighted-        future issuance
                                      issued upon         average          under equity
                                      exercise of      exercise price      compensation
                                      outstanding      of outstanding    plans (excluding
                                       options,           options,          securities
                                     warrants and       warrants and       reflected in
                                        rights             rights           column (a))
                                          (a)               (b)               (c) (1)
                                   ----------------    --------------    ----------------
Equity compensation plans
approved by security holders            290,000           $ 0.99              332,343

Equity compensation plans not
approved by security holders                  0             0.00                    0
                                        -------           ------              -------

          Total                         290,000           $ 0.99              332,343
                                        =======           ======              =======

-------------
(1) In July 1998, the Company adopted a Stock Option Plan (the "Plan"). The aggregate number of shares of common stock for which options may be granted or for which stock grants may be made to any one individual participating in the Plan may not exceed 500,000 shares per year or 2,000,000 shares over the term of the Plan. Options become exercisable over a specific period of continuous employment according to each grant awarded, but may not be exercised more than 10 years from the Date of Grant. The options under the Plan were granted at the fair market value of the Company's stock at the date of grant as determined by the Company's Board of Directors.

     The number of securities remaining available for future issuance under the Plan is based on a formula. The Plan provides that the total number of shares of common stock that may be available for grant under the Plan in each calendar year shall be equal to 3% of the total number of shares of common stock outstanding as of the first day of each such calendar year for which the Plan is in effect, commencing with January 1, 1998. As of January 1, 2004, the total number of outstanding shares of common stock was 11,078,105 shares and 3% of such number is 332,343. Any shares of common stock available for grant in any particular calendar year, which are not, in fact, granted in such year, shall not be added to the shares of common stock available for grant in any subsequent calendar year.

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

     On December 12, 2002, the Company issued 1,200,000 shares of its common stock to JDMD Investments, LLC, a major shareholder of the Company, in exchange for its agreement to guarantee payment of certain exceptions or carve outs on the first mortgage, the guarantee of 50% of a $2,500,000 million bank loan, and the assignment of all its interests in finding and negotiating the purchase of the Property, and obtaining the mortgage loan and other financing involved for Scottsdale Thompson Peak, LLC. The Company recorded a loan fee of $240,000 as a result of this transaction. The loan fee was being amortized monthly, pro-rata over the life of the loans involved. There were no underwriting discounts or commissions related to this transaction.

     The Company claimed exemption from registration under Section 4(2) of the Securities Act of 1933, as transactions not involving a public offering, for the above transactions.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (forward-looking statements) that involve certain risks and uncertainties. The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and notes thereto appearing elsewhere in this report. Except for the historical information contained herein, any statements that refer to expectations, projections or other characterization of future events or circumstances, and especially those which include variations of the words "believes," "intends," "estimates," "anticipates," "expects," "plans," or similar words or variations thereof, are likely to be forward-looking statements, and as such, are likely to concern matters involving risk, uncertainty, unpredictability and other factors that could materially and adversely affect the outcome or results indicated by or inferred from the statements themselves. Such factors include, among others, the following: the risk that the working interests in the SAEC oil and gas properties and the operations of SA Oil may not be profitable; the risk that the Company will recognize losses from operations; the risk that all of the foregoing factors or other factors could cause fluctuations in the Company's operating results and the price of the Company's common stock; and other risks detailed in this annual report and from time to time in the Company's other filings with the Securities and Exchange Commission. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this annual report on Form 10-KSB and in the Company's other filings with the Securities and Exchange Commission, and that no statements contained in the following discussion or in this Form 10-KSB should be construed as a guarantee or assurance of future performance or future results, and the reader is cautioned to not place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this annual report on Form 10-KSB, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

GENERAL

     On November 9, 2004, the Company, through its 80% owned subsidiary, Scottsdale Thompson Peak, LLC, sold the property located at 20225 North Scottsdale Road, Scottsdale, Arizona. The total sales price for the property was $31,400,000. Following the payment of debt service obligations and related interest due of $23,401,000, which were inclusive of the $20,000,000, 5.9% loan, the $2,500,000, 6% loan and $1,800,000, 10% loan, and the payment of closing costs and pro-rations of $531,000, cash proceeds to Scottsdale Thompson Peak, LLC were $7,468,000. The Company's 80% share of the net proceeds was $5,974,000. This transaction represents the sale of the Company's real estate segment. Accordingly, the results of operations of this segment are recorded within income from discontinued operations for all periods presented in the accompanying consolidated financial statements. See Note 3 to the accompanying consolidated financial statements of the Company for additional information related to the sale of the discontinued operations.

     The Company owns working interests in oil and gas properties primarily located in Oklahoma and Texas as discussed in Note 4 of the accompanying consolidated financial statements of the Company.

     The Company, through its membership in Triway Land Investors, LLC, entered into an operating agreement to acquire real property in Scottsdale, Arizona on October 26, 2000 and sold the membership interest on August 5, 2003 as discussed above and in Note 3 of the accompanying consolidated financial statements of the Company. The Company's 2003 results include a gain of $114,000 recognized on the sale of the Company's membership interest in Triway.

     In September 2003, the Company identified an opportunity to reduce its debt level in exchange for equity. As discussed above, and in Note 7 of the accompanying the consolidated financial statements of the Company, as of December 31, 2004, 1,000,000 shares of the Company's common stock were issued to Bulgheroni SPA, a shareholder, in exchange for full satisfaction of debt of $903,000 and accrued interest of $28,000 due to the shareholder. The Company recognized a one-time gain of $614,000 on the restructuring of payables.

     Other than the transactions described above, the Company has no significant operations and there can be no assurance that the Company's operations will be profitable. With the sale of the real estate segment, management is currently evaluating the future direction of the business of the Company in order to maximize shareholder return. Potential courses of action for the Company are to continue to look for investment opportunities, most likely in either oil and gas interests or real estate, or to consider liquidation and dissolution of the operations of the Company with a liquidating dividend to the shareholders of the

Company. In determining potential courses of action, management will be considerate of several factors including the management's outlook for the Company's current operations, potential future investment opportunities, the existence of competitors in our industry with greater resources at their disposal and the regulatory and reporting environment of the Company.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The consolidated balance sheet and consolidated statements of operations have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires the Company to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to oil and gas interests, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. The Company accrues production income and expense based upon historical performance, costs, and prices received for oil and gas. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known. Future adverse changes in market conditions or poor operating results could result in losses or an inability to recover the carrying value of our oil and gas interests, thereby possibly requiring an impairment charge in the future.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2004, the Company had $6,696,000 in available cash resources. A significant amount of the cash available at December 31, 2004 was generated from the one-time sale of the Property held by the Company's 80% subsidiary, STP. Proceeds to the Company from the sale of the Property by STP were $5,974,000.

     At November 9, 2004, principal payments on notes payable, relating to the Property were as follows:

             Year ending December 31:
             2005                                   $ 4,816,000
             2006                                       547,000
             2007                                       580,000
             2008                                       615,000
             2009                                       652,000
             Thereafter                              16,183,000
                                                    -----------
                                                    $23,393,000
                                                    ===========

     As previously discussed, the Property was sold to Holualoa, effective November 9, 2004. Part of the proceeds from the sale were used to payoff the above outstanding debt of $23,393,000, along with all accrued interest due of $8,000.

     During 2004, the Company, through its wholly owned subsidiary, SAEC, elected to participate proportionately in the drilling of six new development wells with costs paid by the Company of $130,000. Funds for the development drilling came from Company cash. Three of the development wells are now producing properties. Future costs to complete the remaining three development wells, should they prove to be producing properties, will be approximately $50,000 and will be funded with Company cash. In addition, the Company paid $33,000 to complete two development wells that the Company had elected to participate in proportionately in 2003. The Company, in 2004, also paid $39,000 for equipment and repairs on two producing wells.

     The primary sources of the Company's cash and cash equivalents were proceeds from the sale of the Property by STP on November 9, 2004, revenues received from the working interests in the oil and gas properties and the one-time sale of the Company's investment in Triway Land Investors, LLC in 2003. The Company maintains its excess cash funds in interest-bearing deposits. The Company believes that its current cash and cash equivalents will be sufficient to meet its forecasted operating cash needs for 2005. However, due to any unforeseen circumstances that could occur outside the Company's control, there can be no assurance that adequate cash flows from the Company's present cash position and current activity will be achieved. Additionally there can be no assurance that the Company's operations will be profitable.

OFF-BALANCE SHEET ARRANGEMENTS

     The Company has no off balance sheet arrangements as defined by Item 303(c) of Regulation S-B.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

     The Company's contractual commitment consists of payments due under a non-cancelable operating lease for its office space. The following table summarizes the Company's contractual obligation at December 31, 2004.

             Year ending December 31:
             2005                                   $  106,000
             2006                                      106,000
             2007                                       87,000
                                                    ----------
             Total                                  $  299,000
                                                    ==========

     As of December 31, 2004, the Company did not have any other commercial commitments, such as letters of credit, guarantees, or repurchase obligations.

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2004, COMPARED WITH YEAR ENDED DECEMBER 31, 2003.

     The Company reported net income of $4,324,000 for the year ended December 31, 2004, in comparison to net income of $622,000 for the year ended December 31, 2003. The 2004 results include net income of $4,480,000 from discontinued operations and the 2003 results include net income of $341,000 from discontinued operations, as discussed in Note 3 to the accompanying consolidated financial statements. Additionally, the 2003 results include a gain of $614,000 on the restructuring of payables as discussed in Note 7 to the accompanying consolidated financial statements and a gain of $114,000 from the sale of the Company's investment in Triway as discussed in Note 3 to the accompanying consolidated financial statements.

     OIL AND GAS REVENUES. For the year ended December 31, 2004, oil and gas revenues were $1,002,000, increasing $265,000, or 36% from $737,000 for the year ended December 31, 2003. Oil and gas revenues accounted for 98% of the total revenue from continuing operations for the year ended December 31, 2004. The increase is primarily due to the receipt of revenues from a property that underwent extensive repairs during prior periods, the increase in prices currently being received for oil and gas, and to the receipt of revenues from five new producing oil and gas properties. Separately, the SA Oil properties generated $635,000 and $447,000 in revenue for the years ended December 31, 2004 and December 31, 2003, respectively. The working interests in the SAEC oil and gas properties generated $352,000 and $273,000 in revenue for the years ended December 31, 2004 and December 31, 2003, respectively. The SARC oil and gas properties generated $15,000 and $17,000 in revenue for the years ended December 31, 2004 and December 31, 2003, respectively.

         Oil and gas activities are a major part of the Company's continuing operations. The Company sells its gas in the spot market, which is highly seasonal and volatile. Oil prices will continue to be affected by world markets and conditions.

     DISCONTINUED OPERATIONS. Property rental income, which is included in the income from operations of discontinued operations, decreased from $2,485,000 in 2003 to $2,070,000 in 2004. The 2004 results reflect scheduled rental income of $1,794,000 and deferred rent of $276,000 compared to scheduled rental income of $2,096,000 and deferred rent of $389,000 for the year ended December 31, 2003. The rental income for 2003 reflected twelve months of rental activity. The scheduled rental income reported for the year ended December 31, 2004 was prorated through November 9, 2004, the date of the sale of the Property. Depreciation expense decreased from $533,000 in 2003 to $356,000 in 2004. The deferred rental revenue and depreciation expense were recognized thru August 30, 2004, when it was determined that the criteria had been met to classify the Property as an asset held for sale. Property rental operations expense increased from $5,000 in 2003 to $9,000 in 2004. Interest expense decreased from $1,534,000 in 2003 to $1,282,000 in 2004. As previously discussed, the Property was sold by STP to Holualoa, effective November 9, 2004 and has been accounted for as a discontinued operation as discussed in Note 3 to the accompanying consolidated financial statements.

     GAIN ON RESTRUCTURING OF PAYABLES. On September 4, 2003, the Company exchanged 1,000,000 shares of its common stock in full satisfaction of a note payable and accrued interest due to a shareholder. The total amount of the debt was $931,000. The market value of the shares at issue date was $0.20 per share. The Company recognized a gain of $614,000 on the exchange.

     INTEREST AND OTHER INCOME. Interest and other income decreased from $121,000 in 2003 to $25,000 in 2004. The decrease is primarily due to the gain of $114,000 recognized when the Company sold its membership interest in Triway in August of 2003, offset by an increase in interest income of $18,000, earned in 2004, due to higher balances in the Company's cash accounts.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased from $642,000 for the year ended December 31, 2003 to $631,000 for the year ended December 31, 2004. The decrease was due primarily to decreased consulting fees of $100,000 paid in 2003, offset by increased accounting and professional fees of $63,000, increased insurance premiums of $24,000 and to a general increase in associated overhead costs of $2,000 in 2004.

     DEPRECIATION, DEPLETION AND AMORTIZATION. Depreciation, depletion and amortization expense increased from $291,000 for the year ended December 31, 2003 to $306,000 for the year ended December 31, 2004. The depletion expense increase of $15,000 is due primarily to depletion taken on the SAEC development wells completed in 2004.

     OIL AND GAS OPERATIONS. Oil and gas operations expense increased from $207,000 for the year ended December 31, 2003 to $229,000 for the year ended December 31, 2004. Operating expense for the SAEC properties increased by $13,000. This was due to increased expense of $7,000 for existing properties, primarily due to equipment repair costs and to increased expense of $6,000 for new producing properties. Operating expense for the SA Oil properties increased by $9,000 and is due to professional fees of $8,000 incurred in 2004 and to $1,000 in increased general operating costs.

     INTEREST EXPENSE. There is no interest expense from continuing operations for the year ended December 31, 2004. The decrease of $39,000 is due primarily to the restructuring of payables in September of 2003, which eliminated debt and resulted in a decrease in interest expense.

     RELATED PARTY TRANSACTIONS. During 2004, the Company received $68,000 from two companies that are partially owned by four of the Company's executives or directors. These receipts were reimbursements for administrative expenses incurred by the Company on behalf of the related parties. These are recorded as a reduction of general and administrative expense for 2004 and 2003. At December 31, 2004, $14,000 of these reimbursements are recorded as related party receivables in the accompanying consolidated balance sheet

     Effective November 1, 2003, the Company entered into a month-to-month sublease of the Company's offices with a company that is owned by a majority shareholder of the Company. The monthly rent is $2,000, which is at market rate. In 2004 and 2003 the Company received $24,000 and $4,000, respectively. These receipts from the sublease were recorded as a reduction in rental expense, included in general and administrative expense. At December 31, 2004, all of the sublease payments had been received.

     At December 31, 2003, a note payable of $1,800,000, due December 2, 2004, bearing an interest rate of 10%, with interest due monthly, was owed to Southwest Holdings, Ltd, an affiliate of the DRD 97 Trust, a major shareholder of the Company. On November 9, 2004, the principal amount of $1,800,000, along with accrued interest due of $5,000, was paid in full to Southwest Holdings, LTD as discussed above and in Note 3 of the accompanying consolidated financial statements.

CAPITAL REQUIREMENTS

     During 2004, the Company, through its wholly owned subsidiary, SAEC, elected to participate proportionately in the drilling of six new development wells with costs paid by the Company of $130,000. Funds for the development drilling came from Company cash. Three of the development wells are now producing properties. Future costs to complete the remaining three development wells, should they prove to be producing properties, are expected to be approximately $50,000 and will be funded with Company cash. In addition, the Company paid, out of Company cash, $33,000 to complete two development wells that the Company had elected to participate in proportionately in 2003 and $39,000 for equipment on two producing wells.

     Other than the events described above, the Company does not have any material plans for future capital expenditures at the present time.

IMPACT OF INFLATION

     Inflation has not had a significant impact on the Company's results of operations.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Certain statements contained in this report, including statements containing the words "believes," "anticipates," "intends," "expects," "estimates," and "plans" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to the safe harbors created thereby. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause the actual results to be materially different from the forward-looking statements. Such factors include, among others, the following, the risk that the working interests in the SAEC oil and gas properties and the operations of SA Oil may not be profitable; the risk that the Company will continue to recognize losses from operations unless and until the Company is able to make profitable acquisitions; the risk that all of the foregoing factors or other factors could cause fluctuations in the Company's operating results and in the price of the Company's common stock; and other risks detailed in this report and from time to time in the Company's other filings with the Securities and Exchange Commission. Given these uncertainties, readers should not place undue reliance on such forward-looking statements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In December 2004, the FASB issued Revised Statement No. 123, ACCOUNTING FOR SHARE-BASED PAYMENT ("SFAS No. 123R"). This statement requires the company to recognize the grant-date fair value of stock options in the statement of operations. This Statement requires that companies account for these share-based transactions using the fair-value-based method, and eliminates a company's ability to account for these transactions using the intrinsic value method of accounting in APB Opinion No. 25. For small business issuers, Statement No. 123(R) is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The Company has not yet determined the exact impact the new standard will have on its consolidated financial statements. The disclosure included in Note 1 to the consolidated financial statements discloses the impact on the Company's results of operations as if it had applied the fair value based method and recognition provisions of Statement No. 143 to stock-based employee compensation to the current reporting periods.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

     In May 2003, FASB Statement No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY, was issued. This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Statement also includes required disclosures for financial instruments within its scope. For the Company, the Statement was effective for instruments entered into or modified after May 31, 2003 and otherwise became effective as of January 1, 2004, except for certain mandatorily redeemable financial instruments. For certain mandatorily redeemable financial instruments, the Statement will be effective for the Company on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. The Company currently does not have any financial instruments that are within the scope of this Statement.

     In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), CONSOLIDATION OF VARIABLE INTEREST ENTITIES (FIN 46R), which addressed how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. The Company applies FIN 46R to variable interests in VIEs created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any differences between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE.

     The Company currently does not have any variable interest entities that are within the scope of the statement.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           PAGE

Report of Independent Registered Public Accounting Firm                     15

Consolidated Balance Sheet at December 31, 2004                             16

Consolidated Statements of Operations for the years ended
December 31, 2004 and 2003                                                  17

Consolidated Statements of Shareholders' Equity for the years ended
December 31, 2004 and 2003                                                  18

Consolidated Statements of Cash Flows for the years ended
December 31, 2004 and 2003                                                  19

Notes to Consolidated Financial Statements                                  20

Certain schedules are omitted as the required information is inapplicable or not present in amounts sufficient to require submission of the schedule, or because the required information is presented in the consolidated financial statements or notes thereto.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



The Board of Directors
Stratford American Corporation:

We have audited the accompanying consolidated balance sheet of Stratford American Corporation and subsidiaries as of December 31, 2004, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stratford American Corporation and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

                                            /s/  KPMG LLP


Phoenix, Arizona
February 18, 2005

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2004

                                     ASSETS

Cash and cash equivalents                                          $  6,696,000
Receivables:
  Oil and gas                                                           161,000
  Related party                                                          14,000
  Other                                                                  17,000
Oil and gas interests, net                                            1,171,000
Other assets                                                            141,000
                                                                   ------------
                                                                   $  8,200,000
                                                                   ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                                                   $     78,000
Accrued liabilities                                                     103,000
Net liabilities of discontinued operations                              456,000
Minority interest                                                        76,000
                                                                   ------------
        Total liabilities                                               713,000

Commitments and contingencies (See Note 12)                                   0

Shareholders' equity
  Non-redeemable preferred stock, par value, $.01 per share;
    authorized 50,000,000 shares, none issued
  Common stock, par value $.01 per share; authorized
    100,000,000 shares; issued and outstanding 11,078,105
    shares                                                              111,000
  Additional paid-in capital                                         28,511,000
  Accumulated deficit                                               (21,124,000)
  Treasury stock, 1,967 shares at cost                                  (11,000)
                                                                   ------------
                                                                      7,487,000
                                                                   ------------
                                                                   $  8,200,000
                                                                   ============

          See accompanying notes to consolidated financial statements.

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                       2004            2003
                                                   ------------    ------------
REVENUES:
  Oil and gas revenues                             $  1,002,000    $    737,000
  Gain on restructuring of payables                           0         614,000
  Interest and other income                              25,000         121,000
                                                   ------------    ------------
                                                      1,027,000       1,472,000
EXPENSES:
  General and administrative                            631,000         642,000
  Depreciation, depletion and amortization              306,000         291,000
  Oil and gas operations                                229,000         207,000
  Interest                                                    0          39,000
                                                   ------------    ------------
                                                      1,166,000       1,179,000
                                                   ------------    ------------
Income (loss) from continuing operations
  before income taxes                                  (139,000)        293,000

Income tax expense                                       17,000          12,000
                                                   ------------    ------------
Income (loss) from continuing operations               (156,000)        281,000
                                                   ------------    ------------
DISCONTINUED OPERATIONS:
  Income from operations                                423,000         413,000
  Gain on sale of building, net of tax of
    $430,000                                          5,326,000               0
  Minority interest                                  (1,269,000)        (72,000)
                                                   ------------    ------------
Income from discontinued operations                   4,480,000         341,000
                                                   ------------    ------------
Net income                                         $  4,324,000    $    622,000
                                                   ============   ============
Basic and diluted net income (loss) per share:
  Income (loss) from continuing operations         $      (0.01)   $       0.03
  Income from discontinued operations                      0.40            0.03
                                                   ------------    ------------
Basic and diluted net income per share             $       0.39    $       0.06
                                                   ============    ============
Shares used to compute income (loss) per share       11,078,105      10,404,132
                                                   ============    ============


          See accompanying notes to consolidated financial statements.

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

                                 Common Stock             Additional                          Treasury Stock              Total
                         ----------------------------       Paid-in      Accumulated    ---------------------------    Shareholders'
                            Shares          Amount          Capital        Deficit         Shares         Amount          Equity
                         ------------    ------------    ------------   ------------    ------------   ------------    ------------
Balance,
  December 31, 2002        10,078,105    $    101,000    $ 28,204,000   $(26,070,000)          1,967   $    (11,000)   $  2,224,000
  Common stock issued       1,000,000          10,000         307,000                                                       317,000
  Net income                                                                 622,000                                        622,000
                         ------------    ------------    ------------   ------------    ------------   ------------    ------------

Balance,
  December 31, 2003        11,078,105         111,000      28,511,000    (25,448,000)          1,967        (11,000)      3,163,000
  Net income                                                               4,324,000                                      4,324,000
                         ------------    ------------    ------------   ------------    ------------   ------------    ------------

Balance,
  December 31, 2004        11,078,105    $    111,000    $ 28,511,000   $(21,124,000)          1,967   $    (11,000)   $  7,487,000
                         ============    ============    ============   ============    ============   ============    ============


           See accompanying notes to consolidated financial statements

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                        2004            2003
                                                    ------------    -----------

CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:
  Net income (loss) from continuing operations      $  (156,000)    $   281,000
  Adjustments to reconcile net income (loss)
    from continuing operations to net cash
    provided by operating activities:
      Gain on restructuring of notes payable                  0        (614,000)
      Gain on sale of investment in LLC                       0        (114,000)
      Depreciation, depletion and amortization          306,000         291,000

  Changes in assets and liabilities:
    Decrease (increase) in accounts, related
      party and other receivables                       (80,000)        269,000
    Decrease (increase) in other assets                 (27,000)          3,000
    Increase (decrease) in accounts payable              19,000         (56,000)
    Increase in accrued liabilities                      61,000          14,000
                                                    -----------     -----------
NET CASH PROVIDED BY CONTINUING OPERATING
ACTIVITIES                                              123,000          74,000
                                                    -----------     -----------
CASH FLOWS FROM CONTINUING INVESTING ACTIVITIES:
  Proceeds from sale of investment in LLC                     0         684,000
  Investment in LLC                                           0          (6,000)
  Purchase of oil and gas interests                    (219,000)        (91,000)
  Purchases of property and equipment                         0         (23,000)
                                                    -----------     -----------
NET CASH PROVIDED BY (USED IN) CONTINUING
INVESTING ACTIVITIES                                   (219,000)        564,000
                                                    -----------     -----------
CASH FLOWS FROM CONTINUING FINANCING ACTIVITIES:
  Payments on notes payable                                   0        (233,000)
                                                    -----------     -----------

NET CASH USED IN CONTINUING FINANCING ACTIVITIES              0        (233,000)
                                                    -----------     -----------

NET CASH PROVIDED BY DISCONTINUED OPERATIONS          6,087,000         145,000

NET INCREASE IN CASH AND CASH EQUIVALENTS             5,991,000         550,000

CASH AND CASH EQUIVALENTS, beginning of year            705,000         155,000
                                                    -----------     -----------
CASH AND CASH EQUIVALENTS, end of year              $ 6,696,000     $   705,000
                                                    ===========     ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid during the period                   $ 1,216,000     $ 1,639,000
                                                    ===========     ===========
  Taxes paid during the period                      $     7,000     $    11,000
                                                    ===========     ===========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Non-cash issuance of common stock related to
    restructuring of notes payable                  $         0    $   317,000
                                                    ===========     ===========


          See accompanying notes to consolidated financial statements.

                 STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003


NOTE 1 - NATURE OF BUSINESS

     Stratford American Corporation and its subsidiaries (the "Company") are engaged in the business of natural resource exploration and development. The Company has no other significant operations.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The consolidated balance sheet and statements of operations have been prepared in accordance with U.S. generally accepted accounting principles. Certain prior-year amounts have been reclassified to conform to the current year presentation to reflect the discontinued operations of the real estate segment as discussed further in Note 3, with no effect on net income.

ESTIMATES

     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires the Company to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to investments, oil and gas interests and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include cash on hand and all highly liquid investments with original maturities of three months or less. The carrying amount approximates fair value because of the short maturity of the financial instruments.

INVESTMENTS

     The Company invested $570,000 in the Triway Land Investors, LLC ("Triway"). The investment related to the purchase of real estate property in 2000. In August 2003 the Company sold its investment in Triway. (See Note 3)

REVENUE RECOGNITION

     The Company uses the sales method of accounting for crude oil revenues and for natural gas reserves. Under this method, revenues are recognized based on actual volumes of oil and gas sold to the purchasers.

CONCENTRATION OF CREDIT RISK

     Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of unsecured accounts receivable from purchasers of crude oil and natural gas products.

     The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

PROPERTY AND EQUIPMENT

     Oil and Gas Properties - The Company utilizes the successful efforts method of accounting for its oil and gas properties as promulgated by Statement of Financial Accounting Standards No. 19, FINANCIAL ACCOUNTING AND REPORTING BY OIL AND GAS PRODUCING COMPANIES. Under this method all costs associated with productive wells are capitalized while nonproductive exploration costs are expensed. Capitalized costs relating to proven properties are depleted using the straight-line method over a period of seven years.

     Capitalized costs of individual properties abandoned or retired are charged to accumulated depletion, depreciation and amortization. Proceeds from sales of individual properties are credited to property costs. No gain or loss is recognized until the entire basis of all of the properties is sold or abandoned.

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

NET INCOME (LOSS) PER COMMON SHARE

     The Company calculates basic and diluted net income (loss) per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE. Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during each period. Diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income of the Company. In calculating diluted net income
(loss) per share for the years ended December 31, 2004 and 2003, respectively, 290,000 and 480,000 dilutive securities equivalents consisting of stock options have been excluded because their inclusion would have been antidilutive.

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

     Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's pro forma net income and income per share would have been:

                                                       Years ended December 31,
                                                        2004            2003
                                                     -----------    -----------

Net income - as reported                             $ 4,324,000    $   622,000

Less:
  Total stock based employee compensation
  expense determined under fair value method
  for stock options                                            0              0
                                                     -----------    -----------

Net income - pro forma                               $ 4,324,000    $   622,000
                                                     ===========    ===========

Basic and diluted income per share - as reported     $      0.39    $      0.06
                                                     ===========    ===========
Basic and diluted income per share - pro forma       $      0.39    $      0.06
                                                     ===========    ===========

NOTE 3 - REAL ESTATE INVESTMENTS/DISCONTINUED OPERATIONS

     On December 11, 2002, the Company, along with other investors, completed the purchase of an office building leased by a single tenant located at 20225 North Scottsdale Road, Scottsdale, Arizona (the "Property") for $25,484,000, which reflected the purchase of $24,988,000 and closing costs incurred of $496,000. The Property, upon purchase, was immediately conveyed to Scottsdale Thompson Peak, LLC, an Arizona limited liability company ("STP"). The Company owns 80% of the membership interests in, and is the manager of STP. Further, STP is a consolidated subsidiary of the Company. STP funded the purchase of the Property through a combination of cash contributions and loans obtained by STP, in the aggregate amount of $24,300,000. A $20,000,000 loan was financed with a 5.9% interest rate, twenty-two year straight-line amortization note, and was guaranteed by JDMD Investments, LLC, a major shareholder of the Company. A loan of $2,500,000 was financed with a 6% interest rate, interest only note, for a period of two years, due December 11, 2004, and was guaranteed 50% by JDMD Investments, LLC and 50% by Diamond Ventures, Inc., an affiliate of The DRD 97 Trust, a major shareholder of the Company. A loan of $1,800,000, from an affiliate of the DRD 97 Trust, a major shareholder, was financed with a 10% interest rate note, interest only, for a period of two years, due December 2, 2004. The Company also issued a total of 1,200,000 shares of its common stock (valued at $0.20 per share) to JDMD Investments, LLC, a major shareholder of the Company, for its agreement to guarantee payment of certain exceptions or carve outs on the first mortgage, the guarantee of 50% of the $2,500,000 bank loan, the assignment of all its interests in finding and negotiating the purchase of the Property, and obtaining the mortgage loan and other financing involved. There was $240,000 recorded as a loan fee and was being amortized monthly, pro-rata over the life of the loans. Remaining closing costs of $156,000 were capitalized with the purchase price of the Property. Amortization expense on the above mentioned loan fees ceased as of August 30, 2004, when it was determined that the criteria had been met to classify the building as an asset held for sale.

     The Property was leased 100% by a single tenant and used as the tenant's corporate office. Under the terms of the lease agreement, STP was to receive annual basic rents of $2,096,000, paid in equal monthly installments during the first five years of the lease. In years six, eleven, and sixteen of the lease, the annual rents were to be escalated by 10% of the prior years rent. The Company reported the results from this lease as an operating lease. As such, total revenue anticipated for the life of the lease was recognized in equal annual installments. Differences between cash received and revenue recognized were recorded as deferred rent. Deferred rent recognition ceased as of August 30, 2004, when it was determined that the building met the criteria to be classified as an asset held for sale. The lease was a bondable, fully triple net twenty-two year lease. The lease commenced on December 9, 2002 and was scheduled to expire on December 31, 2024 (excluding unexercised options). Three, five-year renewal options were available to the tenant. The building had an expected life of forty years and the Company was using straight-line depreciation over this forty-year period. Depreciation expense ceased as of August 30, 2004, when it was determined that the building met the criteria to be classified as an asset held for sale.

     On August 30, 2004, STP, entered into a Purchase and Sale Agreement ("the Agreement") with Holualoa Thompson Peak, LLC, an Arizona limited liability company ("Holualoa") to sell the Company's real estate segment, which consisted primarily of the Property. The Agreement called for the closing of sale of the Property by the end of November 2004 at a price of $31,400,000. The transaction closed on November 9, 2004. Debt service obligations of $23,401,000, which were inclusive of the $20,000,000, 5.9% loan, the $2,500,000, 6% loan and the $1,800,000, 10% loan, were paid out of the cash proceeds from the sale of the Property. Discontinued operations in the consolidated statements of operations reflect the results of operations of the Property sold in November 2004, including allocated interest expense for the periods presented. Interest expense was allocated to discontinued operations based on the outstanding debt specifically identified above. Net cash proceeds from the November 9, 2004 sale of the Property to STP, of which the Company owns 80% of the membership interests in, were $7,468,000. The Company's 80% share of the proceeds was approximately $5,974,000. The Company has not made any decisions as to the use of the proceeds of the sale of the Property and is currently evaluating the best use of these proceeds.

     The Company recognized a gain of $5,326,000, net of tax of $430,000, from the sale of the Property. The real estate segment has been accounted for as a discontinued operation and, accordingly, its net liabilities, results of operations and cash flows are segregated for all periods presented in the accompanying consolidated financial statements.

     The components of net liabilities of discontinued operations as of December 31, 2004 consist of income taxes payable of $430,000 and accounts payable of $26,000.

     Following is a summary of the operating results and sale of the discontinued operations for the years ended December 31, 2004 and 2003.

                                                 Year ended December 31,
                                                    2004         2003
                                                 ----------   ----------

     Revenues                                    $2,070,000   $2,485,000
     Expenses                                     1,647,000    2,072,000
                                                 ----------   ----------
     Income from discontinued operations         $  423,000   $  413,000
                                                 ----------   ----------
     Gain on sale of discontinued operations,
       net of tax of $430,000                    $5,326,000
                                                 ==========

     Had the sale been completed as of January 1, 2003, the Company would have reported the following:

                                                    For the year ended
                                                       December 31,
                                                    2004         2003
                                                 ----------   ----------
                                                       (Unaudited)

     Total revenue                               $1,027,000   $1,472,000
     Net income (loss)                           $ (156,000)  $  281,000
     Basic and diluted net income (loss)
       per share                                 $    (0.01)  $     0.03
     Pro Forma weighted average shares
       outstanding                               11,078,105   10,404,132

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

NOTE 4 - OIL AND GAS ACTIVITIES

     The Company, through its wholly owned subsidiary Stratford American Energy Corporation ("SAEC"), purchased working interests in 23 oil and gas properties located in Oklahoma and Texas, effective April 1, 2002. During 2004, the Company paid $155,000 for the development and completion of six producing properties. The Company also elected to participate proportionately in the drilling of three development wells during 2004. The Company prepaid $47,000 in costs. Total capitalized costs of the SAEC properties and accumulated depletion and amortization are as follows:

                                                         December 31, 2004
                                                         -----------------

     Oil and gas interests at December 31, 2003             $  783,000
     2004 capitalized costs                                    202,000
     Less accumulated depletion and amortization              (298,000)
                                                            ----------
                                                            $  687,000
                                                            ==========

     The Company recognized depletion expense of $122,000 and $99,000 for the years ended December 31, 2004 and 2003, respectively and amortization expense of $1,000 for each of the years ended December 31, 2004 and 2003.

     In addition to the oil and gas interests, acquisition costs of $68,000 are being amortized equally over a seven-year period, which is the estimated life of the wells. The Company recognized amortization expense of $9,000 and $10,000 for the years ended December 31, 2004 and 2003, respectively. Total accumulated amortization of acquisition costs is $27,000 at December 31, 2004, leaving net acquisition costs of $41,000 on the books of the Company, which are reported within other assets in the accompanying audited consolidated balance sheet.

     The Company, through its wholly owned subsidiary SA Oil and Gas Corporation ("SA Oil") owns working and/or royalty interests in 87 oil and gas properties located in Oklahoma and Texas. Total capitalized costs of the SA Oil properties and accumulated depletion and amortization are follows:

                                                         December 31, 2004
                                                         -----------------

     Oil and gas interests at December 31, 2003             $ 3,656,000
     2004 capitalized costs                                      17,000
     Less accumulated depletion and amortization             (3,189,000)
                                                            -----------
                                                            $   484,000
                                                            ===========

     Oil and gas interests are being depleted equally over a seven-year period, which is the estimated life of the wells. The Company recognized depletion expense of $134,000 for each of the years ended December 31, 2004 and 2003 and amortization expense of $16,000 and $20,000 for the years ended December 31, 2004 and 2003, respectively.

     In addition to the oil and gas interests, acquisition costs of $48,000 are being amortized equally over a seven-year period. The Company recognized amortization expense of $7,000 for each of the years ended December 31, 2004 and 2003. Total accumulated amortization of acquisition costs is $26,000 at December 31, 2004, leaving net acquisition costs of $22,000 on the books of the Company, which are reported within other assets in the accompanying consolidated balance sheet.

     Stratford American Resource Corporation originally paid $38,000 for a nominal working interest in four oil and gas wells. The wells are fully depleted at December 31, 2004.

     Total net oil and gas interests at December 31, 2004 are $1,171,000. Total net acquisition costs, relating to the oil and gas properties, are $63,000 at December 31, 2004.

NOTE 5- FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximates fair value as they are expected to be collected or paid within 90 days of year end.

NOTE 6 - STOCK OPTION PLAN

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

     The following table summarizes information about stock options outstanding at December 31, 2004:

                                        Weighted
                                        Average       Weighted                   Weighted
Date of     Range of                    Remaining     Average                    Average
Original    Exercise      Options      Contractual    Exercise      Options      Exercise
 Grant       Price      Outstanding       Life         Price      Exercisable     Price
--------    --------    -----------    -----------    --------    -----------    --------
11/09/98     $0.50        100,000          .9          $0.50        100,000       $0.50
01/03/00     $1.25        190,000          .0           1.25        190,000        1.25
                          -------         ---          -----        -------       -----
                          290,000          .4          $0.99        290,000       $0.99
                          =======         ===          =====        =======       =====

     In January 2000, the Board granted stock options to certain directors to purchase 190,000 shares of common stock. The 2000 options are exercisable at $1.25 per share, fully vested at grant date. The options expired on January 3, 2005. 100,000 options originally granted to certain directors in 1998 and previously extended expired in November 2003. The Board extended these options with an exercise price of $0.50 for a period of two years with a new expiration date in November 2005. The fair value on the extension date was less than the exercise price; therefore, no compensation expense was recorded. In October 2002, 50,000 options granted to a consultant for services performed in 1999 expired. The options were fully vested at grant date and were valued at $15,000 and charged to compensation expense in 1999. The Board, on October 11, 2002, extended these options with an exercise price of $0.79 for a period of two years with a new expiration date of October 2004. These options have expired. No options were extended and no new stock options were granted in 2004.

     At December 31, 2004, the range of exercise prices and weighted average remaining on contractual life of options was $.50 - $1.25 and .4 years, respectively.

                                                       Weighted Average
                                                        Exercise Price
                                             Number       Per Share
                                             -------   ----------------
     Outstanding, December 31, 2003          480,000       $ 0.92
       Granted                                     0            0
       Canceled                              190,000            0
       Exercised                                   0            0
                                             -------       ------
     Outstanding, December 31, 2004          290,000       $ 0.99
                                             =======       ======

NOTE 7- SHAREHOLDERS' EQUITY

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

NOTE 8 - INCOME TAXES

     The Company incurred federal income tax expense of $88,000, recorded in discontinued operations, for the year ended December 31, 2004 due to alternative minimum tax limitations on net operating loss carry forwards applied to income from discontinued operations, and the gain on sale of discontinued operations for the year. The Company also incurred state income expense of $359,000, of which $342,000 is attributable to income from the gain on sale of discontinued operations for the year and $17,000 is attributable to income from continuing operations.

     The following carryforwards are available at December 31, 2004, to offset future taxable income and income taxes as follows:

                                        Year Expires       Amount
                                        ------------     ----------

     Net operating loss                   2000-2022      $3,846,000
     General business credit                 2019             5,000
     Alternative minimum tax credit                          78,000

     If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of the carryforwards which can be utilized, which could potentially impair the ability to utilize the full amount of the carry forward.

     Deferred income tax assets (liabilities) included in the consolidated balance sheet at December 31, 2004 consisted of the following:

     Deferred tax asset:
     Allowance for mining interest impairment                   $   369,000
     Net operating loss carryforwards and federal tax credits     1,391,000
     Differences in depreciation and depletion                      133,000
                                                                -----------

     Total deferred tax assets before valuation allowance         1,893,000
     Valuation allowance                                         (1,893,000)
                                                                -----------

     Net deferred tax assets                                    $         0
                                                                ===========

     The valuation allowance for the deferred tax assets as of January 1, 2003 was $3,638,000. The net change in the total valuation allowance for the year ended December 31, 2004 was a decrease of $1,745,000. The Company believes it is more likely than not that all or a portion of the net deferred tax asset will not be utilized.

NOTE 9 - OPERATING LEASE COMMITMENTS

     The aggregate future minimum lease commitments under a non-cancelable operating lease for the Stratford American Corporation corporate offices are as follows:

         Year ending December 31:
         2005                                         $    106,000
         2006                                              106,000
         2007                                               87,000
                                                      ------------
         Total                                        $    299,000
                                                      ============

     The lease expires in October 2007. The Company has no options for renewal under the current lease.

     Rent expense, including base rent and additional charges, was $104,000 and $119,000 for the years ended December 31, 2004 and 2003, respectively. Rental expense for each of the two years was reduced by income received from subleases. (See Note 10)

NOTE 10 - RELATED PARTY TRANSACTIONS

     During 2004, the Company received $68,000 from two companies that are partially owned by four of the Company's executives or directors. These receipts were reimbursements for administrative expenses incurred by the Company on behalf of the related parties. These are recorded as a reduction of general and administrative expense for 2004 and 2003. At December 31, 2004, $14,000 of these reimbursements are recorded as related party receivables in the accompanying consolidated balance sheet.

     Effective November 1, 2003, the Company entered into a month-to-month sublease of the Company's offices with a company that is owned by a majority shareholder of the Company. The monthly rent is $2,000, which is at market rate. In 2004 and 2003 the Company received $24,000 and $4,000, respectively. These receipts from the sublease were recorded as a reduction in rental expense, included in general and administrative expense. At December 31, 2004, all of the sublease payments had been received.

     At December 31, 2003, a note payable of $1,800,000, due December 2, 2004, bearing an interest rate of 10%, with interest due monthly, was owed to Southwest Holdings, Ltd, an affiliate of the DRD 97 Trust, a major shareholder of the Company. On November 9, 2004, the principal amount of $1,800,000, along with accrued interest due of $5,000, was paid in full to Southwest Holdings, Ltd as discussed above and in Note 3 of the consolidated financial statements.

NOTE 11 - NET INCOME (LOSS) PER SHARE

     In accordance with the provisions of FASB Statement of Financial Accounting Standards No. 128 ("Statement 128"), EARNINGS PER SHARE, basic earnings (loss) per share is computed on the basis of the weighted-average number of common shares outstanding during the periods. Diluted earnings (loss) per share is computed based upon the weighted-average number of common shares plus the assumed issuance of common shares for all potentially dilutive securities. The computations of basic and diluted net income (loss) per share are as follows:

                                                                Years Ended December 31,
                                                                 2004            2003
                                                             ------------    ------------
Basic earnings (loss) per share:
  Numerator
    Net income (loss) from continuing operations,
      net of income tax                                      $   (156,000)   $    281,000
    Income from discontinued operations, net
      of income tax                                             4,480,000         341,000
                                                             ------------    ------------
  Net income applicable to common shares                     $  4,324,000    $    622,000
                                                             ------------    ------------
Denominator
  Weighted average common shares outstanding                   11,078,105      10,404,132
                                                             ------------    ------------
Basic earnings (loss) per share from:
  Continuing operations                                      $      (0.01)   $       0.03
  Discontinued operations                                            0.40            0.03
                                                             ------------    ------------
  Net income per share applicable to common
    shares - basic                                           $       0.39    $       0.06
                                                             ============    ============
Diluted earnings (loss) per share:
  Numerator
    Net income (loss) from continuing operations,
      net of income tax                                      $   (156,000)   $    281,000
    Income from discontinued operations, net of
      income tax                                                4,480,000         341,000
                                                             ------------    ------------
    Net income applicable to common shares                   $  4,324,000    $    622,000
                                                             ------------    ------------
 Denominator
   Weighted average common shares outstanding                  11,078,105      10,404,132
   Effect of dilutive securities - stock options                        0               0
                                                             ------------    ------------
   Weighted average diluted common shares outstanding          11,078,105      10,404,132
                                                             ------------    ------------
Diluted earnings (loss) per share from:
  Continuing operations                                      $      (0.01)   $       0.03
  Discontinued operations                                            0.40            0.03
                                                             ------------    ------------
Net income per share applicable to common
  shares - diluted                                           $       0.39    $       0.06
                                                             ============    ============
Stock options not included in diluted income per share            290,000         480,000
                                                             ============    ============

NOTE 12 - COMMITMENTS AND CONTINGENCIES

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company has not changed its accountants nor had any disagreements with accountants on matters of accounting principles or practices, financial statement disclosures, or auditing scope or procedures during its two most recent fiscal years.

ITEM 8A.  CONTROLS AND PROCEDURES

     Our Chief Executive Officer, our President and our Controller, based on the evaluation of our disclosure controls and procedures (as defined in rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that, as of December 31, 2004, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the last fiscal quarter, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                                    PART III

ITEMS 9, 10, 11 AND 12

     The information called for by Part III (Items 9, 10, 11 and 12) is incorporated herein by reference from the material included under the captions "Elections of Directors," "Principal Shareholders," and "Executive Compensation" in Stratford American Corporation's definitive proxy statement (to be filed pursuant to Regulation 14A) for its Annual Meeting of Shareholders to be held June 29, 2005 (the "2005 Proxy Statement"). The 2005 Proxy Statement is being prepared and is expected to be filed with the Securities and Exchange Commission in definitive form on or about April 30, 2005, and is expected to be furnished to shareholders on or about May 30, 2005.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

     (a) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES; EXHIBITS - See "Item 7 - Financial Statements and Supplementary Data" above.

          The Exhibits listed on the accompanying Exhibits Index are filed as part of, or incorporated by reference into, this report.

          Contracts with management and any compensatory plans or arrangements relating to management are as follows:

          Number    Description
          ------    -----------

          10.20 Stratford American Corporation 1998 Stock Incentive Plan. Incorporated by reference as Exhibit 2 to the Company's Definitive Proxy Statement (Schedule 14A) for its annual meeting of shareholders held on July 8, 1998, which was filed with the Securities and Exchange Commission on April 28, 1998.

     (b)  REPORTS ON FORM 8-K

          The following reports on Form 8-K were filed during the fourth quarter of 2004:

          On November 10, 2004, the Company filed a Form 8-K dated November 10, 2004, relating to the Press Release announcing that Scottsdale Thompson Peak, LLC, a subsidiary that the Company owns 80% of the membership interests in, sold the office building located at 20225 North Scottsdale Road, Scottsdale, Arizona.

          On November 15, 2004, the Company filed a Form 8-K dated November 9, 2004, relating to the Purchase and Sale Agreement between Scottsdale Thompson Peak, LLC, a subsidiary that the Company owns 80% of the membership interests in, and Holualoa Arizona, Inc., pursuant to which the office building located at 20225 North Scottsdale Road, Scottsdale, Arizona was sold to Holualoa Arizona, Inc. The Form 8-K included unaudited pro forma condensed consolidated statements of operations for the year ended December 31, 2003 and the nine months ended September 30, 2004 and unaudited pro forma condensed consolidated balance sheet information as of September 30, 2004.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The following is a summary of the fees billed to us by KPMG, LLP, our independent auditors, for professional services rendered for the fiscal years December 31, 2004 and December 31, 2003:

     Fee Category                Fiscal 2004 Fees         Fiscal 2003 Fees
     ------------                ----------------         ----------------

     Audit Fees (1)                  $ 82,000                 $ 58,000
     Audit-Related Fees (2)             7,000                        0
     Tax Fees (3)                      44,000                   19,000
     All Other Fees                         0                        0
                                     --------                 --------

     Total Fees                      $133,000                 $ 77,000
                                     ========                 ========
------------
(1) Audit Fees consist of aggregate fees billed for professional services rendered for the audit of our annual financial statements and review of the interim financial statements included in quarterly reports for the fiscal years ended December 31, 2004 and December 31, 2003, respectively.
(2) Audit-Related Fees consist of aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit Fees." These fees were billed for professional services rendered in connection with the sale of the real estate segment.
(3) Tax Fees consist of aggregate fees billed for professional services rendered in connection with tax preparation, tax consultation, and statutory filings for the fiscal years ended December 31, 2004 and December 31, 2003, respectively.

     The Audit Committee of the Board of Directors believes that the non-audit services provided by KPMG LLP are compatible with maintaining the auditor's independence. None of the time devoted by KPMG LLP on its engagement to audit the Company's financial statements for the years ended December 31, 2004 and 2003 is attributable to work performed by persons other than KPMG LLP employees. Before KPMG LLP is engaged by the Company or its subsidiaries to render any audit or non-audit services, the engagement is approved by the Audit Committee of the Board of Directors and all such services are approved, and were approved, in this manner.

     SIGNATURES

     In accordance with the requirements of the Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    STRATFORD AMERICAN CORPORATION
                                    Registrant

Date:    March 31, 2005             By /s/ David H. Eaton
                                       -----------------------------------------
                                       David H. Eaton, Chairman of the Board and
                                       Chief Executive Officer

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:    March 31, 2005             By /s/ David H. Eaton
                                       -----------------------------------------
                                       David H. Eaton, Chairman of the Board and
                                       Chief Executive Officer
                                       (Principal Executive Officer)

Date:    March 31, 2005             By /s/ Mel L. Shultz
                                       -----------------------------------------
                                       Mel L. Shultz, President and Director

Date:    March 31, 2005             By /s/ Gerald J. Colangelo
                                       -----------------------------------------
                                       Gerald J. Colangelo, Director

Date:    March 31, 2005             By /s/ Richard H. Dozer
                                       -----------------------------------------
                                       Richard H. Dozer, Director

Date:    March 31, 2005             By /s/ Dale M. Jensen
                                       -----------------------------------------
                                       Dale M. Jensen, Director

Date:    March 31, 2005             By /s/ Mitchell S. Vance
                                       -----------------------------------------
                                       Mitchell S. Vance, Director

Date:    March 31, 2005             By /s/ Daniel E. Matthews
                                       -----------------------------------------
                                       Daniel E. Matthews, Controller, Secretary
                                       & Treasurer

                                 EXHIBITS INDEX

Exhibits 31.1, 31.2, 31.3 and 32 are filed with this report. The Company hereby incorporates all other exhibits by reference pursuant to Rule 12b-32, each of which (except Exhibits 3.3, 10.9, 10.10, 10.11, 10.12, 10.13, 10.14, 10.15,
10.16, 10.17, 10.18, 10.19, 10.21, 14.1 and 21.1) was filed as an exhibit to the
Company's Registration on Form 10, which was filed July 22, 1988, and amended on October 7, 1988, and December 8, 1988. Exhibit 3.3 was filed with the Company's Registration Statement on Form S-1 on June 12, 1989, with the Securities and Exchange Commission. Exhibit 10.9 was filed as Exhibit 2.1 to the Company's Form 8-K, which was filed with the Securities and Exchange Commission on October 28, 1998. Exhibit 10.10 was filed as Exhibit 10.39 to the Company's form 10-KSB for the year ended December31, 1998, which was filed with the Securities and Exchange Commission on March 31, 1999. Exhibits 10.11, 10.12, and 10.13 were filed with the Company's Form 10-KSB for the year ended December 31, 1999 which was filed with the Securities and Exchange Commission on March 30, 2000. Exhibit
10.14 was filed with the Company's Form 10-KSB for the year ended December 31, 2000, which was filed with the Securities and Exchange Commission on March 30, 2001. Exhibit 10.15 was filed as Exhibit 2.1 to the Company's Form 8-K, which was filed with the Securities and Exchange Commission on May 2, 2001. Exhibit
10.16 was filed as Exhibit 2.1 to the Company's Form 8-K, which was filed with the Securities and Exchange Commission on June 18, 2002. Exhibit 10.17 was filed as Exhibit 2.1 to the Company's Form 8-K, which was filed with the Securities and Exchange Commission on December 26, 2002. Exhibit 10.18 was filed as Exhibit
10.1 to the Company's Form 8-K, which was filed with the Securities and Exchange Commission on December 26, 2002. Exhibit 10.19 was filed with Form 10-KSB for the year ended December 31, 2002, which was filed with the Securities and Exchange Commission on March 31, 2003. Exhibit 10.20 was filed with the Company's Definitive Proxy Statement (Schedule 14A) for its annual meeting of shareholders held on July 8, 1998, which was filed with the Securities and Exchange Commission on April 28, 1998. Exhibit 10.21 was filed as Exhibit 99.2 to the Company's Form 8-K, which was filed with the Securities and Exchange Commission on November 15, 2004. Exhibit 14.1 was filed as Exhibit A with the Company's Definitive Proxy Statement (Schedule 14A) for its annual meeting of shareholders held on June 20, 2004, which was filed with the Securities and Exchange Commission on April 29, 2004. Exhibit 21.1 was filed with the Company's Form 10-KSB for the year ended December 31, 2003, which was filed with Securities and Exchange Commission on March 31, 2004.

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

 10.9 Acquisition Agreement between Stratford American Car Rental Systems, Inc. and Dollar Rent A Car Systems, Inc. dated September 24, 1998
 10.10   Net Lease Agreement between Stratford American Car Rental Systems,
         Inc. and Dollar Rent A Car Systems, Inc. dated October 1, 1998
 10.11 Post-Closing Statement between Dollar Rent A Car Systems, Inc. and Stratford American Car Rental Systems, Inc. dated January 27, 1999
 10.12 Settlement Agreement between Stratford American Resource Corporation, Energy Investments Advisors, Inc., Oil & Gas Advisors, Inc., Petroleum Advisors & Co., Samuel B. Davis, and Hugh J. Davis, dated October 6, 1999
 10.13 Purchase Agreement by and between Foot Creek Corporation of Arizona and Grandilla (Arizona), Inc. and Stratford American Car Rental Systems, Inc. dated December 29, 1999
 10.14 Operating Agreement between DVI Raintree, LLC, Stratford American Corporation and Colonial Raintree, LLC dated October 26, 2000
 10.15 Stock Purchase Agreement, dated March 22, 2001 by and among SA Oil and Gas Corporation, the shareholders of SA Oil and Gas Corporation and Stratford American Corporation
 10.16 Purchase and Sale Agreement, dated June 5, 2002 by and between Crown Energy Drilling Production Fund 2001-1 Limited Partnership and Stratford American Energy Corporation
 10.17 Purchase and Sale Agreement, dated July 17, 2002, by and between Opus West Corporation, a Minnesota corporation, and Stratford American Corporation
 10.18 Letter Agreement between Stratford American Corporation, JDMD Investments, L.L.C., Diamond Ventures, Inc., Golden Gate Apartments, Ltd., L.P., Auriga Properties, Inc., DRD-97 Trust and David Goldstein
 10.19   Operating Agreement of Scottsdale Thompson Peak, LLC
 10.20   Stratford American Corporation 1998 Stock Incentive Plan
 10.21 Purchase and Sale Agreement, dated August 30, 2004, by and between Holualoaholualoa, Holualoa Arizona, Inc. and Scottsdale Thompson Peak, LLC
 14.1    Code of Ethics
 21.1    Subsidiaries
 31.1    Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
 31.2    Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
 31.3    Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
 32 Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


Note: Shareholders may obtain copies of Exhibits by making written request to the Secretary of the Corporation and paying copying costs of $0.10 per page, plus postage.