Form 10QSB
period 2005-03-31
STRATFORD AMERICAN CORP
filed 2005-05-16
CIK 836435

INDEX

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________

FORM 10-QSB
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

Commission file number:  0-17018

STRATFORD AMERICAN CORPORATION
(Exact name of small business issuer as specified in its charter)

Arizona	86-0608035
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2400 E. Arizona Biltmore Circle, Building 2, Suite 1270, Phoenix, Arizona   85016
(Address of principal executive offices)

Issuer’s telephone number, including area code: (602) 956-7809

(Former name, former address and former fiscal year, if changed since last report.)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

11,078,105 shares of the issuer’s common stock, par value $.01 per share, were issued and outstanding at the close of business on April 30, 2005.

Transitional Small Business Disclosure Format (check one):  Yes ☐ No ☒

INDEX

STRATFORD AMERICAN CORPORATION

INDEX

PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
March 31, 2005
(unaudited)

ASSETS

Cash and cash equivalents	$6,586,000
Receivables:
Oil and gas	153,000
Related party	14,000
Other	20,000
Oil and gas interests, net	1,230,000
Other assets	126,000

$8,129,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Accounts payable	107,000
Accrued liabilities	72,000
Net liabilities of discontinued operations	368,000
Minority interest	76,000

Total liabilities	623,000

Commitments and contingencies (See Note 6)	0

Shareholders’ equity:
Non-redeemable preferred stock, par value $.01 per share; authorized 50,000,000 shares, none issued
Common stock, par value $.01 per share; authorized 100,000,000 shares; issued and outstanding 11,078,105 shares	111,000
Additional paid-in capital	28,511,000
Accumulated deficit	(21,105,000)
Treasury stock, 1,967 shares at cost	(11,000)

7,506,000

$8,129,000

See accompanying notes to consolidated financial statements.

INDEX

STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended March 31,
	2005	2004

REVENUES:
Oil & gas revenue	$269,000	$183,000
Interest and other income	39,000	2,000

	308,000	185,000

EXPENSES:
General and administrative	139,000	141,000
Depreciation, depletion and amortization	78,000	74,000
Oil & gas operations	72,000	64,000

	289,000	279,000

Income (loss) from continuing operations before income taxes	19,000	(94,000)

Income tax expense	0	1,000

Income (loss) from continuing operations	19,000	(95,000)

DISCONTINUED OPERATIONS:
Income from operations	—	105,000
Minority interest share of net income	—	(19,000)

Income from discontinued operations	—	86,000

Net income (loss)	$19,000	$(9,000)

Basic net income (loss) per share:
Income (loss) from continuing operations	$0.00	$(0.01)
Income from discontinued operations	—	0.01
Basic net income (loss) per share	$0.00	$(0.00)

Weighted average number of common shares - basic	11,078,105	11,078,105

Diluted net income (loss) per share:
Income (loss) from continuing operations	$0.00	$(0.01)
Income from discontinued operations	—	0.01
Diluted net income (loss) per share	$0.00	$(0.00)

Weighted average number of common shares - diluted	11,178,105	11,078,105

See accompanying notes to consolidated financial statements.

INDEX

STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the three months ended March 31,
	2005	2004

CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:
Net income (loss) from continuing operations	$19,000	$(95,000)
Adjustments to reconcile net income (loss) to net cash used in continuing operating activities:
Depreciation, depletion and amortization	78,000	74,000

Changes in assets and liabilities:
Decrease (increase) in oil and gas, related party and other receivables	6,000	(24,000)
Increase in oil and gas interests	(131,000)	(46,000)
Decrease in other assets	10,000	11,000
Increase (decrease) in accounts payable	28,000	(10,000)
Increase (decrease) in accrued liabilities	(31,000)	9,000

NET CASH USED IN CONTINUING OPERATING ACTIVITIES	(21,000)	(81,000)

CASH FLOWS FROM CONTINUING INVESTING ACTIVITIES:
Purchases of property and equipment	(1,000)	0

NET CASH USED IN CONTINUING INVESTING ACTIVITIES	(1,000)	0

NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS	(88,000)	33,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	(110,000)	(48,000)

CASH AND CASH EQUIVALENTS, beginning of period	6,696,000	705,000

CASH AND CASH EQUIVALENTS, end of period	$6,586,000	$657,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid during the period	$0	$323,000
Taxes paid during the period	$100,000	$5,000

See accompanying notes to consolidated financial statements.

INDEX

STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements of Stratford American Corporation and subsidiaries (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not contain all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005, may not necessarily be indicative of the results that may be expected for the year ended December 31, 2005.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. These interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004 as filed with the Securities and Exchange Commission.

Certain prior-year amounts in the accompanying unaudited financial statements for the three months ended March 31, 2004 have been reclassified to conform with the presentation for the three months ended March 31, 2005 to reflect the discontinued operations of the real estate segment as discussed further in Note 2, with no effect on net income (loss).

Note 2 - Discontinued Operations

On August 30, 2004, Scottsdale Thompson Peak, LLC (“STP”), entered into a Purchase and Sale Agreement (“the Agreement”) with Holualoa Thompson Peak, LLC, an Arizona limited liability company (“Holualoa”) to sell the Company’s real estate segment, which consisted primarily of an office building located in Scottsdale, Arizona (“the Property”). The Agreement called for the closing of the sale of the Property by the end of November 2004 at a price of $31,400,000. The transaction closed on November 9, 2004. Debt service obligations of $23,401,000, which were inclusive of the $20,000,000, 5.9% loan, the $2,500,000, 6% loan and the $1,800,000, 10% loan, were paid out of the cash proceeds from the sale of the Property. Discontinued operations in the consolidated statements of operations reflect the results of operations of the Property sold in November 2004, including allocated interest expense for the periods presented. Interest expense was allocated to discontinued operations based on the outstanding debt specifically identified above. Net cash proceeds from the November 9, 2004 sale of the Property to STP, of which the Company owns 80% of the membership interests in, were $7,468,000. The Company’s 80% share of the proceeds was approximately $5,974,000. The Company has not made any decisions as to the use of the proceeds of the sale of the Property and is currently evaluating the best use of these proceeds.

INDEX

The Company recognized a gain of $5,326,000, net of tax of $430,000, from the sale of the Property. The real estate segment has been accounted for as a discontinued operation and, accordingly, its net liabilities, results of operations and cash flows are segregated for all periods presented in the accompanying consolidated financial statements.

The components of net liabilities of discontinued operations as of March 31, 2005 consist of state income taxes payable of $342,000 and accounts payable of $26,000.

Following is a summary of the operating results of the discontinued operations for the three months ended March 31, 2004.

Revenues	$616,000
Expenses	511,000

Income from discontinued operations	$105,000

Had the sale of the Property been completed as of January 1, 2004, the Company would have reported the following for the three months ended March 31, 2004:

(Unaudited)
Total revenue	$185,000
Net income (loss)	$(95,000)
Basic and diluted net income (loss) per share	$(0.01)

Pro Forma weighted average shares outstanding:
Basic	11,078,105
Diluted	11,078,105

Note 3 - Net Income (Loss) Per Common Share

 The Company calculates basic and diluted net income (loss) per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE. Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during each period. Diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income of the Company. In calculating diluted net income per share for the three month period ended March 31, 2005, 100,000 dilutive securities equivalents consisting of stock options have been included. In calculating diluted net loss per share for the three month period ended March 31, 2004, 480,000 dilutive securities equivalents consisting of stock options have been excluded because their inclusion would have been antidilutive.

INDEX

Note 4 - Employee Stock Options

The Company has elected to follow Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES (APB 25) and related interpretations in accounting for its employee stock options and to adopt the “disclosure only” alternative treatment under Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION (SFAS 123). SFAS 123 requires the use of fair value option valuation models that were not developed for use in valuing employee stock options. Under SFAS No. 123, deferred compensation is recorded for the excess of the fair value of the stock on the date of the option grant, over the exercise price of the option. The deferred compensation is amortized over the vesting period of the option.

Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s pro forma net income (loss) would have been:

	For the three months ended March 31
	2005	2004

Net income (loss) - as reported	$19,000	$(9,000)
Less:
Total stock based employee compensation expense determined under fair value method for stock options	0	0

Net income (loss) - pro forma	$19,000	$(9,000)

Basic and diluted income (loss) per share - as reported	$0.00	$(0.00)
Basic and diluted income (loss) per share - pro forma	$0.00	$(0.00)

Note 5 - Oil and Gas Interests

The Company, through its wholly owned subsidiary Stratford American Energy Corporation (“SAEC”), purchased working interests in 23 oil and gas properties located in Oklahoma and Texas, effective April 1, 2002. Subsequent to the 2002 purchase, the Company has participated in the successful drilling of new producing wells, and as of March 31, 2005 has working interests in 31 oil and gas properties. During the first quarter of 2005, the Company paid $9,000 in equipment costs for existing producing properties and $38,000 for drilling costs on three development wells the Company elected to participate in during the fourth quarter of 2004. These development wells are expected to be completed in the second quarter of 2005.

INDEX

The Company also elected to participate in the drilling of two development wells during the three months ended March 31, 2005, and has prepaid $59,000 in costs. The funds came from Company cash. Total capitalized costs of the SAEC properties and accumulated depletion and amortization are as follows:

March 31, 2005

Oil and gas interests	$985,000
2005 development cost and equipment additions	106,000
Less accumulated depletion and amortization	(332,000)

Net oil and gas interests	$759,000

The Company recognized depletion expense of $34,000 and $28,000 for the three month periods ended March 31, 2005 and 2004, respectively.

In addition to the oil and gas interests, acquisition costs of $68,000 are being amortized equally over a seven-year period, which is the estimated life of the wells. The Company recognized amortization expense of $2,000 for each of the three month periods ended March 31, 2005 and 2004, respectively. Total accumulated amortization of acquisition costs at March 31, 2005 is $29,000, leaving net acquisition costs of $39,000 on the books of the Company, which are reported within other assets in the accompanying consolidated balance sheet.

On April 19, 2001, the Company purchased 100% of the capital stock of SA Oil and Gas Corporation (“SA Oil”), from the shareholders of SA Oil, in exchange for 755,948 shares of common stock of the Company. SA Oil owns working and/or royalty interests in 87 oil and gas properties located in Oklahoma and Texas. Total capitalized costs of the SA Oil properties and accumulated depletion and amortization are follows:

March 31, 2005

Oil and gas interests	$3,673,000
2005 development cost and equipment additions	25,000
Less accumulated depletion and amortization	(3,227,000)
Net oil and gas interests	$471,000

Oil and gas interests are being depleted equally over a seven-year period, which is the estimated life of the wells. The Company recognized depletion expense of $33,000 and $34,000 for the three month periods ended March 31, 2005 and 2004, respectively. The Company recorded amortization on intangible drilling costs and depreciation on equipment of $5,000 and $3,000 for the three month periods ended March 31, 2005 and 2004, respectively.

In addition to the oil and gas interests, acquisition costs of $48,000 are being amortized equally over a seven-year period. The Company recognized amortization expense of $2,000 for each of the three month periods ended March 31, 2005 and 2004, respectively. Total accumulated amortization of the acquisition costs at March 31, 2005 is $28,000 leaving net acquisition costs of $20,000 on the books of the Company.

INDEX

Stratford American Resource Corporation (“SARC”) originally paid $38,000 for a nominal working interest in four oil and gas wells. The wells were fully depleted at March 31, 2005.

Total net oil and gas interests at March 31, 2005 are $1,230,000. Total net acquisition costs relating to the oil and gas properties are $59,000 and are recorded within other assets at March 31, 2005.

For each of the oil and gas interests described above, the Company is a minority participant (an average of less than 3.0%) in joint interest operations and as such is not subject to disclosure requirements for oil and gas operations.

Note 6 - Related Party Transactions

During the quarter ended March 31, 2005, the Company received $17,000 from two companies that are partially owned by four of the Company’s executives or directors. These receipts were reimbursements for administrative expenses incurred by the Company on behalf of the related parties. These are recorded as a reduction of general and administrative expense for the three months ended March 31, 2005. At March 31, 2005, $14,000 of these reimbursements are recorded as related party receivables in the accompanying consolidated balance sheet.

Effective November 1, 2003, the Company entered into a month-to-month sublease of the Company’s offices with a company that is owned by a majority shareholder of the Company. The monthly rent is $2,000, which is at market rate. The Company received $6,000 for each of the three month periods ended March 31, 2005 and 2004, respectively. These receipts from the sublease were recorded as a reduction in rental expense, included in general and administrative expense. At March 31, 2005, all of the sublease payments had been received.

Note 7 - Commitments and Contingencies

The Company has adopted the disclosure provisions of the Financial Accounting Standards Board Interpretation No. 45, GUARANTOR’S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS. Interpretation 45 requires disclosures about obligations under certain guarantees the guarantor has issued. While the Company has various indemnity obligations included in contracts entered into in the normal course of business, these obligations are primarily in the form of indemnities that could result in immaterial increases of future costs, but do not represent significant commitments or contingent liabilities of the indebtedness of others.

Note 8 - Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued Revised Statement No. 123, ACCOUNTING FOR SHARE-BASED PAYMENT (“SFAS No. 123(R)”). This statement requires the Company to recognize the grant-date fair value of stock options in the statement of operations. This Statement requires that companies account for these share-based transactions using the fair-value-based method, and eliminates a company’s ability to account for these transactions using the intrinsic value method of accounting in APB Opinion No. 25. For small business issuers, Statement No. 123(R) is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The Company has not yet determined the exact impact the new standard will have on its consolidated financial statements. The disclosure included in Note 4 to the consolidated financial statements discloses the impact on the Company’s results of operations as if it had applied the fair value based method and recognition provisions of Statement No. 143 to stock-based employee compensation to the current reporting periods.

INDEX

Recently Adopted Accounting Pronouncements

In May 2003, FASB Statement No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY, was issued. This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Statement also includes required disclosures for financial instruments within its scope. For the Company, the Statement was effective for instruments entered into or modified after May 31, 2003 and otherwise became effective as of January 1, 2004, except for certain mandatorily redeemable financial instruments. For certain mandatorily redeemable financial instruments, the Statement became effective for the Company on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. The Company currently does not have any financial instruments that are within the scope of this Statement.

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), CONSOLIDATION OF VARIABLE INTEREST ENTITIES (FIN 46R), which addressed how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. The Company applies FIN 46R to variable interests in variable interest entities created after December 31, 2003. For variable interests in variable interest entities created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any variable interest entities that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the variable interest entity initially would be measured at their carrying amounts with any differences between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the variable interest entity.

The Company currently does not have any variable interest entities that are within the scope of the statement.

Note 9 - Income Taxes

The Company recorded income tax expense from continuing operations of $0 and $1,000 for the three months ended March 31, 2005 and 2004, respectively. The effective tax rate was 0.00% and (1.06)% for the three month periods ended March 31, 2005 and 2004, respectively. In determining the effective tax rates, the Company utilizes net operating loss carryforwards for which valuation allowances have previously been provided.

INDEX

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (forward-looking statements) that involve certain risks and uncertainties. The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report. Except for the historical information contained herein, any statements that refer to expectations, projections or other characterization of future events or circumstances, and especially those which include variations of the words “believes,” “intends,” “estimates,” “anticipates,” “expects,” “plans,” or similar words or variations thereof, are likely to be forward-looking statements, and as such, are likely to concern matters involving risk, uncertainty, unpredictability and other factors that could materially and adversely affect the outcome or results indicated by or inferred from the statements themselves. Such factors include, among others, the following: the risk that the working interests in the SAEC oil and gas properties and the operations of SA Oil may not be profitable; the risk that the Company will recognize losses from operations; the risk that all of the foregoing factors or other factors could cause fluctuations in the Company’s operating results and the price of the Company’s common stock; and other risks detailed in this report and from time to time in the Company’s other filings with the Securities and Exchange Commission. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this quarterly report on Form 10-QSB and in the Company’s other filings with the Securities and Exchange Commission, and that no statements contained in the following discussion or in this Form 10-QSB should be construed as a guarantee or assurance of future performance or future results, and the reader is cautioned to not place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this quarterly report on Form 10-QSB, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

General

On November 9, 2004, the Company, through its 80% owned subsidiary, Scottsdale Thompson Peak, LLC, sold the property located at 20225 North Scottsdale Road, Scottsdale, Arizona. The total sales price for the property was $31,400,000. Following the payment of debt service obligations and related interest due of $23,401,000, which were inclusive of the $20,000,000, 5.9% loan, the $2,500,000, 6% loan and $1,800,000, 10% loan, and the payment of closing costs and pro-rations of $531,000, cash proceeds to Scottsdale Thompson Peak, LLC were $7,468,000. The Company’s 80% share of the net proceeds was $5,974,000. This transaction represents the sale of the Company’s real estate segment. Accordingly, the results of operations of this segment are recorded within income from discontinued operations for all periods presented in the accompanying consolidated financial statements. See Note 2 to the accompanying consolidated financial statements of the Company for additional information related to the sale of the discontinued operations.

The Company owns working interests in oil and gas properties primarily located in Oklahoma and Texas as discussed in Note 5 of the accompanying consolidated financial statements of the Company.

INDEX

Other than the transactions described above, the Company has no significant operations and there can be no assurance that the Company’s operations will be profitable. With the sale of the real estate segment, management is currently evaluating the future direction of the business in order to maximize shareholder return. Potential courses of action for the Company are to continue to look for investment opportunities, most likely in either oil and gas interests or real estate, or to consider liquidation and dissolution of the operations of the Company with a liquidating dividend to the shareholders of the Company. In determining potential courses of action, management will be considerate of several factors including the management’s outlook for the Company’s current operations, potential future investment opportunities, the existence of competitors in our industry with greater resources at their disposal and the regulatory and reporting environment of the Company.

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

Liquidity and Capital Resources

At March 31, 2005, the Company had $6,586,000 in available cash resources. A significant amount of the cash available at March 31, 2005 was generated from the one-time sale of the Property held by the Company’s 80% subsidiary, STP. Proceeds to the Company from the November 9, 2004 sale of the Property by STP were $5,974,000.

During the three months ended March 31, 2005, Company used $131,000 in cash to fund development costs and capital additions for the oil and gas interests. Future costs to complete the five development wells, as discussed in Note 5, should they prove to be producing properties, will be approximately $86,000 and will be funded from Company cash.

The Company maintains its excess cash funds in interest-bearing deposits. The Company believes that its current cash and cash equivalents will be sufficient to meet its forecasted operating cash needs for 2005. However, due to any unforeseen circumstances that could occur outside the Company’s control, there can be no assurance that adequate cash flows from the Company’s present cash position and current activity will be achieved. No prediction can be made as to the future prices the Company will receive from oil and gas sales. Additionally there can be no assurance that the Company’s operations will be profitable.

INDEX

Results of Operations - Three Month Period Ended March 31, 2005, Compared with Three Month Period Ended March 31, 2004

The Company reported net income of $19,000 for the three months ended March 31, 2005, in comparison to a net loss of $9,000 for the three months ended March 31, 2004. The 2004 results include income of $86,000 from discontinued operations, as discussed above in Note 2.

Oil and Gas Revenues. For the three months ended March 31, 2005, oil and gas revenues were $269,000, increasing $86,000, or 47%, from $183,000 for the three months ended March 31, 2004. Oil and gas revenues accounted for 87% of the total revenue from continuing operations for the three months ended March 31, 2005. The increase in revenues results from higher prices being received for oil and gas products and to the addition of five new producing properties.

Separately, SA Oil properties generated $156,000 and $111,000 in revenue for the three months ended March 31, 2005 and 2004, respectively. The working interests in the SAEC oil and gas properties generated $110,000 and $70,000 in revenue for the three months ended March 31, 2005 and 2004, respectively. The SARC oil and gas properties generated $3,000 and $2,000 in revenues for the three months ended March 31, 2005 and 2004, respectively.

Oil and gas activities are the major part of the Company’s continuing operations. The Company sells its gas in the spot market, which is highly seasonal and volatile. Oil prices will continue to be affected by world markets and conditions.

Interest and Other Income. Interest and other income increased from $2,000 for the three months ended March 31, 2004 to $39,000 for the three months ended March 31, 2005. The increase is primarily due to interest earned on higher balances in the Company’s cash accounts at March 31, 2005. The higher balances are a result of the receipt, in November 2004, of $5,974,000, which represented the Company’s 80% share of the proceeds from the sale of the real estate segment.

General and Administrative Expenses. General and administrative expenses decreased from $141,000 for the three months ended March 31, 2004 to $139,000 for the three months ended March 31, 2005. The decrease can be attributed to a decrease of $6,000 in rent expense for the Company’s corporate office space, a general decrease in associated overhead costs of $3,000, offset by an increase in professional fees of $2,000 and an increase in insurance expense of $5,000.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense increased from $74,000 for the three months ended March 31, 2004 to $78,000 for the three months ended March 31, 2005. The increase in expense is due to depletion expense of $6,000 recognized during the three months ended March 31, 2005, on the SAEC development wells completed during the last three quarters of 2004, offset by a decrease in depletion recognized on SARC wells of $2,000, which as of March 31, 2004 were fully depleted.

Oil and Gas Operations. Oil and gas operations expense increased from $64,000 for the three months ended March 31, 2004 to $72,000 for the three months ended March 31, 2005. Operating expense for the SA Oil properties increased by $8,000, due to expense incurred for workovers of existing producing properties.

INDEX

Discontinued Operations. Property rental income, which is included in the income from operations of discontinued operations for the three months ended March 31, 2004, consists of scheduled rental income of $524,000, deferred rent of $92,000, depreciation expense of $133,000 and interest expense of $378,000. As previously discussed above in Note 2, the Property was sold by STP to Holualoa, effective November 9, 2004 and has been accounted for as a discontinued operation.

Related Party Transactions

Related party transactions are discussed in Note 6 of the accompanying consolidated financial statements of the Company.

Capital Requirements

During the three months ended March 31, 2005, the Company used $131,000 in cash to fund development costs and capital additions for the oil and gas interests. Future costs to complete the five development wells, as discussed above in Note 5, should they prove to be producing properties, will be approximately $86,000 and will be funded from Company cash.

Other than the capital requirements described above, the Company does not have any material plans for future capital expenditures at the present time.

Impact of Inflation

Inflation has not had a significant impact on the Company’s results of operations.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as defined by Item 303(c) of Regulation S-B.

ITEM 3.  CONTROLS AND PROCEDURES

Our Chief Executive Officer, our President and our Controller, based on the evaluation of our disclosure controls and procedures (as defined in rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that, as of March 31, 2005, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the three months ended March 31, 2005 there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

INDEX

PART II.  OTHER INFORMATION

Responses to Items 1 through 5 are omitted since these items are not applicable.

ITEM 6.  EXHIBITS

(a)	Exhibits

See index beginning on page 18.

INDEX

Signatures

In accordance with the requirements of Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRATFORD AMERICAN CORPORATION Registrant

Date: May 16, 2005	By:	/s/ Mel L. Shultz

Mel L. Shultz, President and Director

Date: May 16, 2005	By:	/s/ David H. Eaton

David H. Eaton, Chief Executive Officer and Chairman of the Board

Date: May 16, 2005	By:	/s/ Daniel E. Matthews

Daniel E. Matthews, Controller, Secretary and Treasurer

INDEX

EXHIBITS INDEX

Exhibits 31.1, 31.2, 31.3 and 32 are filed with this report. The Company hereby incorporates all other exhibits by reference pursuant to Rule 12b-32, each of which (except Exhibits 3.3, 10.9, 10.10, 10.11, 10.12, 10.13, 10.14, 10.15, 10.16, 10.17, 10.18, 10.19, 10.20, 10.21, 14.1 and 21.1) was filed as an exhibit to the Company’s Registration on Form 10, which was filed July 22, 1988, and amended on October 7, 1988, and December 8, 1988. Exhibit 3.3 was filed with the Company’s Registration Statement on Form S-1 on June 12, 1989, with the Securities and Exchange Commission. Exhibit 10.9 was filed as Exhibit 2.1 to the Company’s Form 8-K, which was filed with the Securities and Exchange Commission on October 28, 1998. Exhibit 10.10 was filed as Exhibit 10.39 to the Company’s form 10-KSB for the year ended December 31, 1998, which was filed with the Securities and Exchange Commission on March 31, 1999. Exhibits 10.11, 10.12, and 10.13 were filed with the Company’s Form 10-KSB for the year ended December 31, 1999 which was filed with the Securities and Exchange Commission on March 30, 2000. Exhibit 10.14 was filed with the Company’s Form 10-KSB for the year ended December 31, 2000, which was filed with the Securities and Exchange Commission on March 30, 2001. Exhibit 10.15 was filed as Exhibit 2.1 to the Company’s Form 8-K, which was filed with the Securities and Exchange Commission on May 2, 2001. Exhibit 10.16 was filed as Exhibit 2.1 to the Company’s Form 8-K, which was filed with the Securities and Exchange Commission on June 18, 2002. Exhibit 10.17 was filed as Exhibit 2.1 to the Company’s Form 8-K, which was filed with the Securities and Exchange Commission on December 26, 2002. Exhibit 10.18 was filed as Exhibit 10.1 to the Company’s Form 8-K, which was filed with the Securities and Exchange Commission on December 26, 2002. Exhibit 10.19 was filed with Form 10-KSB for the year ended December 31, 2002, which was filed with the Securities and Exchange Commission on March 31, 2003. Exhibit 10.20 was filed with the Company’s Definitive Proxy Statement (Schedule 14A) for its annual meeting of shareholders held on July 8, 1998, which was filed with the Securities and Exchange Commission on April 28, 1998. Exhibit 10.21 was filed as Exhibit 99.2 to the Company’s Form 8-K, which was filed with the Securities and Exchange Commission on November 15, 2004. Exhibit 14.1 was filed as Exhibit A with the Company’s Definitive Proxy Statement (Schedule 14A) for its annual meeting of shareholders held on June 20, 2004, which was filed with the Securities and Exchange Commission on April 29, 2004. Exhibit 21.1 was filed with the Company’s Form 10-KSB for the year ended December 31, 2003, which was filed with Securities and Exchange Commission on March 31, 2004.

Number	Description

3.1	Articles of Incorporation
3.2	By-laws
3.3	Articles of Amendment to Articles of Incorporation
4.1	Form of Common Stock Certificate
4.2	Form of Series “A” Preferred Stock Certificate
4.3	Articles IV of the Articles of Incorporation
4.4	Article III of the Bylaws
10.1	Indemnification Agreement, dated as of May 19, 1988, between the Company and Mel L. Shultz
10.2	Schedule of Omitted Indemnification Agreements

INDEX

Number	Description

10.3	Indemnification Agreement, dated as of February 19, 1988, relating to guarantees
10.4	Indemnification Agreement, dated as of May 10, 1988, relating to guarantees
10.5	Registration Agreement, dated as of February 19, 1998
10.6	Agreement, dated as of February 18, 1988, relating to restrictions against preferred shares
10.7	Trust Agreement, dated as of June 18, 1987
10.8	Share Sale and Registration Agreement, dated January 31, 1989
10.9	Acquisition Agreement between Stratford American Car Rental Systems, Inc. and Dollar Rent A Car Systems, Inc. dated September 24, 1998
10.10	Net Lease Agreement between Stratford American Car Rental Systems, Inc. and Dollar Rent A Car Systems, Inc. dated October 1, 1998
10.11	Post-Closing Statement between Dollar Rent A Car Systems, Inc. and Stratford American Car Rental Systems, Inc. dated January 27, 1999
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