Form 10QSB
period 2005-06-30
STRATFORD AMERICAN CORP
filed 2005-08-15
CIK 836435

Index

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________

FORM 10-QSB
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

11,078,105 shares of the issuer’s common stock, par value $.01 per share, were issued and outstanding at the close of business on July 31, 2005.

Transitional Small Business Disclosure Format (check one):  Yes ☐ No ☒

Index

STRATFORD AMERICAN CORPORATION

Index
PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
June 30, 2005
(unaudited)

ASSETS

Cash and cash equivalents	$6,246,000
Receivables:
Oil and gas	151,000
Related party	15,000
Other	22,000
Oil and gas interests, net	1,251,000
Other assets	103,000

$7,788,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	94,000
Accrued liabilities	76,000
Net liabilities of discontinued operations	22,000
Minority interest	76,000

Total liabilities	268,000

Commitments and contingencies (See Note 7)	0

Stockholders’ equity:
Non-redeemable preferred stock, par value $.01 per share; authorized 50,000,000 shares, none issued
Common stock, par value $.01 per share; authorized 100,000,000 shares; issued and outstanding 11,078,105 shares	111,000
Additional paid-in capital	28,511,000
Accumulated deficit	(21,091,000)
Treasury stock, 1,967 shares at cost	(11,000)

Total stockholder's equity	7,520,000

$7,788,000

See accompanying notes to condensed consolidated financial statements.

Index

STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2005	2004	2005	2004
REVENUES:
Oil & gas revenue	$289,000	$244,000	$558,000	$427,000
Interest and other income	44,000	1,000	83,000	3,000
	333,000	245,000	641,000	430,000

EXPENSES:
General and administrative	155,000	156,000	294,000	297,000
Depreciation, depletion and amortization	79,000	76,000	157,000	150,000
Oil & gas operations	85,000	44,000	157,000	108,000
	319,000	276,000	608,000	555,000

Income (loss) from continuing operations before income taxes	14,000	(31,000)	33,000	(125,000)
Income tax expense	0	0	0	1,000
Income (loss) from continuing operations	14,000	(31,000)	33,000	(126,000)

DISCONTINUED OPERATIONS:
Income from operations	—	105,000	—	210,000
Minority interest share of net income	—	(19,000)	—	(38,000)
Income from discontinued operations	—	86,000	—	172,000

Net income	$14,000	$55,000	$33,000	$46,000

Basic net income (loss) per share:
Income (loss) from continuing operations	$0.00	$0.00	$0.00	$(0.01)
Income from discontinued operations	—	0.00	—	0.01
Basic net income (loss) per share	$0.00	$0.00	$0.00	$0.00

Weighted average number of common shares - basic	11,078,105	11,078,105	11,078,105	11,078,105

Diluted net income (loss) per share:
Income (loss) from continuing operations	$0.00	$0.00	$0.00	$(0.01)
Income from discontinued operations	—	0.00	—	0.01
Diluted net income (loss) per share	$0.00	$0.00	$0.00	$0.00

Weighted average number of common shares - diluted	11,178,105	11,078,105	11,178,105	11,078,105

See accompanying notes to condensed consolidated financial statements.

Index

STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the six months ended June 30,
	2005	2004
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:
Net income (loss) from continuing operations	$33,000	$(126,000)
Adjustments to reconcile net income (loss) to net cash used in continuing operating activities:
Depreciation, depletion and amortization	157,000	150,000

Changes in assets and liabilities:
Decrease (increase) in oil and gas, related party and other receivables	4,000	(1,000)
Increase in oil and gas interests	(225,000)	(100,000)
Decrease in other assets	29,000	8,000
Increase (decrease) in accounts payable	15,000	(17,000)
Increase (decrease) in accrued liabilities	(28,000)	13,000

NET CASH USED IN CONTINUING OPERATING ACTIVITIES	(15,000)	(73,000)

CASH FLOWS FROM CONTINUING INVESTING ACTIVITIES:
Purchases of property and equipment	(1,000)	0

NET CASH USED IN CONTINUING INVESTING ACTIVITIES	(1,000)	0

NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS	(434,000)	25,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	(450,000)	(48,000)

CASH AND CASH EQUIVALENTS, beginning of period	6,696,000	705,000

CASH AND CASH EQUIVALENTS, end of period	$6,246,000	$657,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid during the period	$0	$692,000
Taxes paid during the period	$442,000	$5,000

See accompanying notes to condensed consolidated financial statements.

Index

STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Stratford American Corporation and subsidiaries (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not contain all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2005, may not necessarily be indicative of the results that may be expected for the year ended December 31, 2005.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. These interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004 as filed with the Securities and Exchange Commission.

Certain prior-year amounts in the accompanying unaudited condensed consolidated financial statements for the three and six months ended June 30, 2004 have been reclassified to conform with the presentation for the three and six months ended June 30, 2005 to reflect the discontinued operations of the real estate segment as discussed further in Note 2, with no effect on net income (loss).

Note 2 - Discontinued Operations

On August 30, 2004, Scottsdale Thompson Peak, LLC (“STP”), entered into a Purchase and Sale Agreement (“the Agreement”) with Holualoa Arizona, Inc., an Arizona corporation (“Holualoa”) to sell the Company’s real estate segment, which consisted primarily of an office building located in Scottsdale, Arizona (“the Property”). The Agreement called for the closing of the sale of the Property by the end of November 2004 at a price of $31,400,000. The transaction closed on November 9, 2004. Debt service obligations of $23,401,000, which were inclusive of a $20,000,000, 5.9% loan, a $2,500,000, 6% loan and a $1,800,000, 10% loan, were paid out of the cash proceeds from the sale of the Property. Discontinued operations in the consolidated statements of operations reflect the results of operations of the Property sold in November 2004, including allocated interest expense for the periods presented. Interest expense was allocated to discontinued operations based on the outstanding debt specifically identified above. Net cash proceeds from the November 9, 2004 sale of the Property to STP, of which the Company owns 80% of the membership interests in, were $7,468,000. The Company’s 80% share of the proceeds was approximately $5,974,000. The Company has not made any decisions as to the use of the proceeds of the sale of the Property and is currently evaluating the best use of these proceeds.

Index

The Company recognized a gain of $5,326,000, net of tax of $430,000, from the sale of the Property. The real estate segment has been accounted for as a discontinued operation and, accordingly, its net liabilities, results of operations and cash flows are segregated for all periods presented in the accompanying condensed consolidated financial statements.

The components of net liabilities of discontinued operations as of June 30, 2005 consist of accounts payable of $22,000.

Following is a summary of the operating results of the discontinued operations for the three and six months ended June 30, 2004.

	Three Months Ended	Six Months Ended
	June 30, 2004	June 30, 2004

Revenues	$616,000	$1,232,000
Expenses	511,000	1,022,000
Minority interest share of net income	(19,000)	(38,000)

Income from discontinued operations	$86,000	$172,000

Had the sale of the Property been completed as of January 1, 2004, the Company would have reported the following for the three and six months ended June 30, 2004:

	Three Months Ended	Six Months Ended
	June 30, 2004	June 30, 2004
	(Unaudited)
Total revenue	$245,000	$430,000
Net income (loss)	$(31,000)	$(126,000)
Basic and diluted net loss per share	$(0.00)	$(0.01)

Pro Forma weighted average shares outstanding:
Basic	11,078,105	11,078,105
Diluted	11,078,105	11,078,105

Note 3 - Net Income (Loss) Per Common Share

The Company calculates basic and diluted net income (loss) per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE. Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during each period. Diluted net income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income of the Company. In calculating diluted net income per share for the three and six month periods ended June 30, 2005, 100,000 dilutive securities equivalents consisting of stock options have been included. In calculating diluted net income (loss) per share for the three and six months period ended June 30, 2004, 480,000 dilutive securities equivalents consisting of stock options have been excluded because their inclusion would have been antidilutive.

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

Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s pro forma net income would have been:

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004

Net income - as reported	$14,000	$55,000	$33,000	$46,000
Less:
Total stock based employee compensation expense determined under fair value method for stock options	0	0	0	0

Net income - pro forma	$14,000	$55,000	$33,000	$46,000

Basic and diluted net income per share - as reported	$0.00	$0.00	$0.00	$0.00

Basic and diluted net income per share - pro forma	$0.00	$0.00	$0.00	$0.00

Note 5 - Oil and Gas Interests

The Company, through its wholly owned subsidiary Stratford American Energy Corporation (“SAEC”), purchased working interests in 23 oil and gas properties located in Oklahoma and Texas, effective April 1, 2002. Subsequent to the 2002 purchase, the Company has participated in the successful drilling of new producing wells, and as of June 30, 2005 has working interests in 34 oil and gas properties. Development and equipment expenditures, by the Company, during the second quarter of 2005 were $85,000. Year to date, a total of $191,000 has been incurred by the Company for development and equipment expenditures.  As of June 30, 2005, $160,000 was invested in the drilling of four development wells, which the Company elected to participate in. These development wells are expected to be completed in the third quarter of 2005. Total capitalized costs of the SAEC properties and accumulated depletion and amortization are as follows:

Index

June 30, 2005

Oil and gas interests	$985,000
2005 development cost and equipment additions	191,000
Less accumulated depletion and amortization	(368,000)

Net oil and gas interests	$808,000

The Company recognized depletion expense of $36,000 and $70,000 for the three and six month periods ended June 30, 2005, respectively, and $30,000 and $58,000 for the three and six month periods ended June 30, 2004, respectively.

In addition to the oil and gas interests, acquisition costs of $68,000 are being amortized equally over a seven-year period, which is the estimated life of the wells. The Company recognized amortization expense of $2,000 and $4,000 for each of the three and six month periods ended June 30, 2005 and 2004, respectively. Total accumulated amortization of acquisition costs at June 30, 2005 was $31,000, leaving net acquisition costs of $37,000 on the books of the Company, in the accompanying condensed consolidated balance sheet.

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

June 30, 2005

Oil and gas interests	$3,673,000
2005 development cost and equipment additions	34,000
Less accumulated depletion and amortization	(3,264,000)
Net oil and gas interests	$443,000

Oil and gas interests are being depleted equally over a seven-year period, which is the estimated life of the wells. The Company recognized depletion expense of $34,000 and $67,000 for the three and six month periods ended June 30, 2005, respectively, and $34,000 and $68,000 for the three and six month periods ended June 30, 2004, respectively. The Company recorded amortization on intangible drilling costs and depreciation on equipment of $3,000 and $8,000 for the three and six month periods ended June 30, 2005, respectively, and $3,000 and $6,000 for the three and six month periods ended June 30, 2004, respectively.

In addition to the oil and gas interests, acquisition costs of $48,000 are being amortized equally over a seven-year period. The Company recognized amortization expense of $2,000 and $4,000 for each of the three and six month periods ended June 30, 2005 and 2004, respectively. Total accumulated amortization of the acquisition costs at June 30, 2005 was $30,000 leaving net acquisition costs of $18,000 on the books of the Company.

Index

Stratford American Resource Corporation (“SARC”) originally paid $38,000 for a nominal working interest in four oil and gas wells. The wells were fully depleted at June 30, 2005.

Total net oil and gas interests at June 30, 2005 were $1,251,000. Total net acquisition costs relating to the oil and gas properties are $55,000 and are recorded within other assets in the accompanying condensed consolidated balance sheet.

For each of the oil and gas interests described above, the Company is a minority participant (an average of less than 3.0%) in joint interest operations and as such is not subject to disclosure requirements for oil and gas operations.

Note 6 - Related Party Transactions

During the three and six month periods ended June 30, 2005, the Company received $17,000 and $34,000, respectively, from two companies that are partially owned by four of the Company’s executives or directors. These receipts were reimbursements for administrative expenses incurred by the Company on behalf of the related parties. These are recorded as a reduction of general and administrative expense for the three and six month periods ended June 30, 2005. At June 30, 2005, $15,000 of these reimbursements are recorded as related party receivables in the accompanying condensed consolidated balance sheet.

Effective November 1, 2003, the Company entered into a month-to-month sublease of the Company’s offices with a company that is owned by a majority shareholder of the Company. The monthly rent is $2,000, which is at market rate. The Company received $6,000 and $12,000 for each of the three and six month periods June 30, 2005 and 2004, respectively. These receipts from the sublease were recorded as a reduction in rental expense, included in general and administrative expense. At June 30, 2005, all of the sublease payments had been received.

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

Note 8 - Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued Revised Statement No. 123, ACCOUNTING FOR SHARE-BASED PAYMENT (“SFAS No. 123(R)”). This statement requires the Company to recognize the grant-date fair value of stock options in the statement of operations. This Statement requires that companies account for these share-based transactions using the fair-value-based method, and eliminates a company’s ability to account for these transactions using the intrinsic value method of accounting in APB Opinion No. 25. For small business issuers, Statement No. 123(R) is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The Company has not yet determined the exact impact the new standard will have on its consolidated financial statements. The disclosure included in Note 4 to the condensed consolidated financial statements discloses the impact on the Company’s results of operations as if it had applied the fair value based method and recognition provisions of Statement No. 123(R) to stock-based employee compensation to the current reporting periods.

Index

In March 2005, the FASB issued FASB Interpretation No. 47, ACCOUNTING FOR CONDITIONAL ASSET RETIREMENT OBLIGATIONS, an interpretation of FASB Statement No. 143. FIN 47 clarifies that an entity is required to recognize a liability for a legal obligation to perform an asset retirement activity if the fair value can be reasonably estimated even though the timing and (or) method of settlement are conditional on a future event. FIN 47 is required to be adopted for annual reporting periods ending after December 15, 2005. Adoption of this new standard is not expected to have a material impact on the Company’s financial condition or results of operation.

In May 2005, the FASB issued SFAS No. 154, ACCOUNTING CHANGES AND ERROR CORRECTIONS - a replacement of APB Opinion No. 20 and FASB Statement No. 3, which provides guidance on the accounting for and reporting of accounting changes and error corrections. The statement requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine the period-specific effects of the cumulative effect of the change. The guidance provided in Accounting Principles Board (APB) Opinion No. 20 for reporting the correction of an error in previously issued financial statements remains unchanged and requires the restatement of previously issued financial statements. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005

Note 9 - Income Taxes

The Company recorded income tax expense from continuing operations of $0 for the three and six month periods ended June 30, 2005 and $0 and $1,000 for the three and six month periods ended June 30, 2004, respectively. The effective tax rate was 0.00% for the three and six month periods ended June 30, 2005, respectively, and 0% and 2.17% for the three and six month periods ended June 30, 2004, respectively. In determining the effective tax rates, the Company utilizes net operating loss carryforwards for which valuation allowances have previously been provided.

During the six month period ended June 30, 2005, the Company paid $442,000 in state and federal income taxes, of which $429,000 was attributable to income from the gain on sale of discontinued operations and $13,000 was attributable to income from continuing operations for the year ended December 31, 2004.

Index

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (forward-looking statements) that involve certain risks and uncertainties. The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto appearing elsewhere in this report. Except for the historical information contained herein, any statements that refer to expectations, projections or other characterization of future events or circumstances, and especially those which include variations of the words “believes,”“intends,”“estimates,”“anticipates,”“expects,”“plans,” or similar words or variations thereof, are likely to be forward-looking statements, and as such, are likely to concern matters involving risk, uncertainty, unpredictability and other factors that could materially and adversely affect the outcome or results indicated by or inferred from the statements themselves. Such factors include, among others, the following: the risk that the working interests in the SAEC oil and gas properties and the operations of SA Oil may not be profitable; the risk that the Company will recognize losses from operations; the risk that all of the foregoing factors or other factors could cause fluctuations in the Company’s operating results and the price of the Company’s common stock; and other risks detailed in this report and from time to time in the Company’s other filings with the Securities and Exchange Commission. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this quarterly report on Form 10-QSB and in the Company’s other filings with the Securities and Exchange Commission, and that no statements contained in the following discussion or in this Form 10-QSB should be construed as a guarantee or assurance of future performance or future results, and the reader is cautioned to not place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this quarterly report on Form 10-QSB, and we undertake no obligation to publicly  update such forward-looking statements to reflect subsequent events or circumstances.

General

On November 9, 2004, the Company, through its 80% owned subsidiary, Scottsdale Thompson Peak, LLC, sold the property located at 20225 North Scottsdale Road, Scottsdale, Arizona. The total sales price for the property was $31,400,000. Following the payment of debt service obligations and related interest due of $23,401,000, which were inclusive of a $20,000,000, 5.9% loan, a $2,500,000, 6% loan and a $1,800,000, 10% loan, and the payment of closing costs and pro-rations of $531,000, cash proceeds to Scottsdale Thompson Peak, LLC were $7,468,000. The Company’s 80% share of the net proceeds was $5,974,000. This transaction represents the sale of the Company’s real estate segment. Accordingly, the results of operations of this segment are recorded within income from discontinued operations for all periods presented in the accompanying condensed consolidated financial statements. See Note 2 to the accompanying consolidated financial statements of the Company for additional information related to the sale of the discontinued operations.

The Company owns working interests in oil and gas properties primarily located in Oklahoma and Texas as discussed in Note 5 of the accompanying condensed consolidated financial statements of the Company.

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

Liquidity and Capital Resources

At June 30, 2005, the Company had $6,246,000 in available cash resources. A significant amount of the cash available at June 30, 2005 was generated from the one-time sale of the Property held by the Company’s 80% subsidiary, STP. Proceeds to the Company from the November 9, 2004 sale of the Property by STP were $5,974,000.

During the six months ended June 30, 2005, the Company used $429,000 in cash to pay for previously accrued income tax expense on the sale of the Property discussed above.  Also, during the six months ended June 30, 2005, the Company used $225,000 in cash to fund development costs and capital additions for the oil and gas interests. Future costs to complete the four development wells, as discussed in Note 5, should they prove to be producing properties, will be approximately $81,000 and will be funded from Company cash.

Index

The Company maintains its excess cash funds in interest-bearing deposits, which at times exceed the amount insured by the Federal Deposit Insurance Corporation.  The Company has not sustained any losses as a result and does not expect to do so in the future. The Company believes that its current cash and cash equivalents will be sufficient to meet its forecasted operating cash needs for 2005. However, due to any unforeseen circumstances that could occur outside the Company’s control, there can be no assurance that adequate cash flows from the Company’s present cash position and current activity will be achieved. No prediction can be made as to the future prices the Company will receive from oil and gas sales. Additionally there can be no assurance that the Company’s operations will be profitable.

Results of Operations - Three and Six Month Periods Ended June 30, 2005, Compared with Three and Six Month Periods Ended June 30, 2004

The Company reported net income of $14,000 and $33,000 for the three and six month periods ended June 30, 2005, respectively, compared to net income of $55,000 and $46,000 for the three and six month periods ended June 30, 2004, respectively. The 2004 results include income of $86,000 and $172,000 for the three and six month periods ended June 30, respectively, from discontinued operations, as discussed above in Note 2.

Oil and Gas Revenues. Oil and gas revenues increased from $244,000 and $427,000 for the three and six month periods ended June 30, 2004, respectively, to $289,000 and $558,000 for the three and six month periods ended June 30, 2005, respectively. Oil and gas revenues accounted for 87% of the total revenue from continuing operations for the three and six month periods ended June 30, 2005, respectively. The increase in revenues resulted from higher prices received for oil and gas products and from higher production volumes. The increase in production volumes between the periods of 2005 and 2004 is primarily due to positive drilling results for development properties that the Company elected to participate in.

Separately, SA Oil properties generated $181,000 and $337,000 in revenue for the three and six month period ended June 30, 2005, respectively, compared to $174,000 and $285,000 for the three and six month periods ended June 30, 2004, respectively. The working interests in the SAEC oil and gas properties generated $104,000 and $214,000 in revenue for the three and six month periods ended June 30, 2005, respectively, compared to $66,000 and $136,000 for the three and six month periods ended June 30, 2004, respectively. The SARC oil and gas properties generated $4,000 and $7,000 in revenues for the three and six month periods ended June 30, 2005, respectively, compared to $4,000 and $6,000 for the three and six month periods ended June 30, 2004, respectively.

Oil and gas activities are the major part of the Company’s continuing operations. The Company sells its gas in the spot market, which is highly seasonal and volatile. Oil prices will continue to be affected by world markets and conditions.

Interest and Other Income. Interest and other income increased from $1,000 and $3,000 for the three and six month periods ended June 30, 2004, respectively to $44,000 and $83,000 for the three and six month periods ended June 30, 2005, respectively. The increase is primarily due to interest earned on higher balances in the Company’s cash accounts at June 30, 2005. The higher balances are a result of the receipt, in November 2004, of $5,974,000, which represented the Company’s 80% share of the proceeds from the sale of the real estate segment.

Index

General and Administrative Expenses. General and administrative expenses decreased from $156,000 and $297,000 for the three and six month periods ended June 30, 2004, respectively, to $155,000 and $294,000 for the three and six month periods ended June 30, 2005, respectively, and can be attributed to a decrease in rent expense for the Company’s corporate office space, offset by an increase in audit fees.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense increased from $76,000 and $150,000 for the three and six month periods ended June 30, 2004, respectively, to $79,000 and $157,000 for the three and six month periods ended June 30, 2005, respectively. The $3,000 increase in expense for the three months ended June 30, 2005 is due to depletion expense of $5,000 recognized on the SAEC development wells completed subsequent to June 30, 2004, offset by a decrease in depletion recognized on the SARC wells of $2,000, which as of June 30, 2004 were fully depleted. The $7,000 increase in expense for the six months ended June 30, 2005 is due to additional depletion expense of $11,000 recognized on the SAEC development wells completed subsequent to June 30, 2004, offset by a decrease of $4,000 in depletion recognized on the SARC wells, which as of June 30, 2004 were fully depleted.

Oil and Gas Operations. Oil and gas operations expense increased from $44,000 and $108,000 for the three and six month periods ended June 30, 2004, respectively, to $85,000 and $157,000 for the three and six month periods ended June 30, 2005, respectively. The higher expense for the three and six month periods ended June 30, 2005 resulted primarily from higher field operating expenses from an expanded number of properties, higher maintenance costs and dry hole costs.

Discontinued Operations. Property rental income, which is included in the income from operations of discontinued operations for the three and six month periods ended June 30, 2004, consists of scheduled rental income of $524,000 and $1,048,000, respectively, deferred rent of $92,000 and $184,000, respectively, depreciation expense of $133,000 and $266,000, respectively, interest expense of $376,000 and $754,000, respectively, and property rental operations expense of $2,000 for each of the three and six month periods. As previously discussed above in Note 2, the Property was sold by STP to Holualoa, effective November 9, 2004 and has been accounted for as a discontinued operation and therefore there are no results of operations for the three and six month periods ended June 30, 2005.

Related Party Transactions

Related party transactions are discussed in Note 6 of the accompanying consolidated financial statements of the Company.

Capital Requirements

During the six months ended June 30, 2005, the Company used $225,000 in cash to fund development costs and capital additions for the oil and gas interests. Future costs to complete the four development wells, as discussed above in Note 5, should they prove to be producing properties, will be approximately $81,000 and will be funded from Company cash.

Other than the capital requirements described above, the Company does not have any material plans for future capital expenditures at the present time.

Index

Impact of Inflation

Inflation has not had a significant impact on the Company’s results of operations.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as defined by Item 303(c) of Regulation S-B.

ITEM 3.   CONTROLS AND PROCEDURES

Our Chief Executive Officer, our President and our Controller, based on the evaluation of our disclosure controls and procedures (as defined in rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that, as of June 30, 2005, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the three months ended June 30, 2005 there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Responses to Items 1 through 5 are omitted since these items are not applicable.

ITEM 6.   EXHIBITS

(a)	Exhibits

See index beginning on page 18.

Index

Signatures

In accordance with the requirements of Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRATFORD AMERICAN CORPORATION Registrant

Date: August 15, 2005	By:	/s/ Mel L. Shultz

Mel L. Shultz, President and Director

Date: August 15, 2005	By:	/s/ David H. Eaton

David H. Eaton, Chief Executive Officer and Chairman of the Board

Date: August 15, 2005	By:	/s/ Daniel E. Matthews

Daniel E. Matthews, Controller, Secretary and Treasurer

Index

EXHIBITS INDEX

Exhibits 31.1, 31.2, 31.3 and 32 are filed with this report. The Company hereby incorporates all other exhibits by reference pursuant to Rule 12b-32, each of which (except Exhibits 3.3, 10.9, 10.10, 10.11, 10.12, 10.13, 10.14, 10.15, 10.16, 10.17, 10.18, 10.19, 10.20, 10.21, 14.1 and 21.1) was filed as an exhibit to the Company’s Registration on Form 10, which was filed July 22, 1988, and amended on October 7, 1988, and December 8, 1988. Exhibit 3.3 was filed with the Company’s Registration Statement on Form S-1 on June 12, 1989, with the Securities and Exchange Commission. Exhibit 10.9 was filed as Exhibit 2.1 to the Company’s Form 8-K, which was filed with the Securities and Exchange Commission on October 28, 1998. Exhibit 10.10 was filed as Exhibit 10.39 to the Company’s form 10-KSB for the year ended December31, 1998, which was filed with the Securities and Exchange Commission on March 31, 1999. Exhibits 10.11, 10.12, and 10.13 were filed with the Company’s Form 10-KSB for the year ended December 31, 1999 which was filed with the Securities and Exchange Commission on March 30, 2000. Exhibit 10.14 was filed with the Company’s Form 10-KSB for the year ended December 31, 2000, which was filed with the Securities and Exchange Commission on March 30, 2001. Exhibit 10.15 was filed as Exhibit 2.1 to the Company’s Form 8-K, which was filed with the Securities and Exchange Commission on May 2, 2001. Exhibit 10.16 was filed as Exhibit 2.1 to the Company’s Form 8-K, which was filed with the Securities and Exchange Commission on June 18, 2002. Exhibit 10.17 was filed as Exhibit 2.1 to the Company’s Form 8-K, which was filed with the Securities and Exchange Commission on December 26, 2002. Exhibit 10.18 was filed as Exhibit 10.1 to the Company’s Form 8-K, which was filed with the Securities and Exchange Commission on December 26, 2002. Exhibit 10.19 was filed with Form 10-KSB for the year ended December 31, 2002, which was filed with the Securities and Exchange Commission on March 31, 2003. Exhibit 10.20 was filed with the Company’s Definitive Proxy Statement (Schedule 14A) for its annual meeting of shareholders held on July 8, 1998, which was filed with the Securities and Exchange Commission on April 28, 1998. Exhibit 10.21 was filed as Exhibit 99.2 to the Company’s Form 8-K, which was filed with the Securities and Exchange Commission on November 15, 2004. Exhibit 14.1 was filed as Exhibit A with the Company’s Definitive Proxy Statement (Schedule 14A) for its annual meeting of shareholders held on June 20, 2004, which was filed with the Securities and Exchange Commission on April 29, 2004. Exhibit 21.1 was filed with the Company’s Form 10-KSB for the year ended December 31, 2003, which was filed with Securities and Exchange Commission on March 31, 2004.

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