Form 10QSB
period 2005-09-30
STRATFORD AMERICAN CORP
filed 2005-11-14
CIK 836435

Index

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________

FORM 10-QSB
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

Commission file number:  0-17018

STRATFORD AMERICAN CORPORATION
(Exact name of small business issuer as specified in its charter)

Arizona	86-0608035
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2400 E. Arizona Biltmore Circle
Building 2, Suite 1270
Phoenix, Arizona 85016
(Address of principal executive offices)

(602) 956-7809
(Issuer’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):   Yes ☐ No ☒

Applicable Only To Corporate Issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 11,078,105 shares of common stock, par value $.01 per share, as of October 31, 2005.

Transitional Small Business Disclosure Format (check one):  Yes ☐ No ☒

Index

STRATFORD AMERICAN CORPORATION

Index

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
September 30, 2005
(unaudited)

ASSETS
Cash and cash equivalents	$6,248,000
Receivables:
Oil and gas	264,000
Related party	16,000
Income taxes receivable	56,000
Other	27,000
Oil and gas interests, net	1,267,000
Other assets	88,000

$7,966,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	55,000
Accrued liabilities	102,000
Net liabilities of discontinued operations	20,000
Minority interest	76,000

Total liabilities	253,000

Commitments and contingencies (See Note 7)

Stockholders’ equity:
Non-redeemable preferred stock, par value $.01 per share; authorized 50,000,000 shares, none issued
Common stock, par value $.01 per share; authorized 100,000,000 shares; issued and outstanding 11,078,105 shares	111,000
Additional paid-in capital	28,511,000
Accumulated deficit	(20,898,000)
Treasury stock, 1,967 shares at cost	(11,000)

Total stockholders’ equity	7,713,000

$7,966,000

See accompanying notes to condensed consolidated financial statements.

Index

STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
REVENUES:
Oil & gas revenue	$407,000	$285,000	$965,000	$712,000
Interest and other income	51,000	2,000	134,000	5,000
	458,000	287,000	1,099,000	717,000
EXPENSES:
General and administrative	141,000	140,000	435,000	437,000
Depreciation, depletion and amortization	90,000	77,000	247,000	227,000
Oil & gas operations	74,000	60,000	231,000	167,000
	305,000	277,000	913,000	831,000

Income (loss) from continuing operations before income taxes	153,000	10,000	186,000	(114,000)
Income tax expense	9,000	1,000	9,000	2,000

Income (loss) from continuing operations	144,000	9,000	177,000	(116,000)

DISCONTINUED OPERATIONS:
Income from operations	—	154,000	—	364,000
Gain on sale of building	49,000	—	49,000	—
Minority interest share of net income	—	(28,000)	—	(67,000)
Income from discontinued operations	49,000	126,000	49,000	297,000

Net income	$193,000	$135,000	$226,000	$181,000

Basic net income per share:
Income (loss) from continuing operations	$0.01	$0.00	$0.02	$(0.01)
Income from discontinued operations	0.00	0.01	0.00	0.03
Basic net income per share	$0.01	$0.01	$0.02	$0.02

Weighted average number of common shares - basic	11,078,105	11,078,105	11,078,105	11,078,105

Diluted net income per share:
Income (loss) from continuing operations	$0.01	$0.00	$0.02	$(0.01)
Income from discontinued operations	0.00	0.01	0.00	0.03
Diluted net income per share	$0.01	$0.01	$0.02	$0.02

Weighted average number of common shares - diluted	11,178,105	11,078,105	11,178,105	11,078,105

See accompanying notes to condensed consolidated financial statements

Index

STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the nine months ended September 30,
	2005	2004
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:
Net income (loss) from continuing operations	$177,000	$(116,000)
Adjustments to reconcile net income (loss) to net cash used in continuing operating activities:
Depreciation, depletion and amortization	247,000	227,000

Changes in assets and liabilities:
Increase in oil and gas, related party and other receivables	(171,000)	(32,000)
Increase in oil and gas interests	(325,000)	(151,000)
Decrease in other assets	38,000	19,000
Decrease in accounts payable	(24,000)	(20,000)
Increase (decrease) in accrued liabilities	(2,000)	21,000

NET CASH USED IN CONTINUING OPERATING ACTIVITIES	(60,000)	(52,000)

CASH FLOWS FROM CONTINUING INVESTING ACTIVITIES:
Purchases of property and equipment	(2,000)	0

NET CASH USED IN CONTINUING INVESTING ACTIVITIES	(2,000)	0

NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS	(386,000)	98,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(448,000)	46,000

CASH AND CASH EQUIVALENTS, beginning of period	6,696,000	705,000

CASH AND CASH EQUIVALENTS, end of period	$6,248,000	$751,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid during the period	$0	$1,061,000
Taxes paid during the period	$442,000	$6,000

See accompanying notes to condensed consolidated financial statements.

Index

STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Stratford American Corporation and subsidiaries (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not contain all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2005, may not necessarily be indicative of the results that may be expected for the year ended December 31, 2005.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. These interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004, as filed with the Securities and Exchange Commission.

Note 2 - Discontinued Operations

On August 30, 2004, Scottsdale Thompson Peak, LLC (“STP”), entered into a Purchase and Sale Agreement (“the Agreement”) with Holualoa Arizona, Inc, an Arizona corporation (“Holualoa”) to sell the Company’s real estate segment, which consisted primarily of an office building located in Scottsdale, Arizona (“the Property”). The Agreement called for the closing of the sale of the Property by the end of November 2004 at a price of $31,400,000. The transaction closed on November 9, 2004. Debt service obligations of $23,401,000, which were inclusive of a $20,000,000, 5.9% loan, a $2,500,000, 6% loan and a $1,800,000, 10% loan, were paid out of the cash proceeds from the sale of the Property. Discontinued operations in the consolidated statements of operations reflect the results of operations of the Property sold in November 2004, including allocated interest expense for the periods presented. Interest expense was allocated to discontinued operations based on the outstanding debt specifically identified above. Net cash proceeds from the November 9, 2004 sale of the Property to STP, of which the Company owns 80% of the membership interests in, were $7,468,000. The Company’s 80% share of the proceeds was approximately $5,974,000. The Company has not made any decisions as to the use of the proceeds of the sale of the Property and is currently evaluating the best use of these proceeds.

Index

The Company recognized a gain of $5,326,000, net of estimated tax of $430,000, from the sale of the Property as reported on it’s Form 10-KSB for the year ended December 31, 2004. Completion of the Company’s 2004 tax returns in September of 2005 resulted in lower income tax liabilities than originally estimated. Accordingly, for the three and nine months ended September 30, 2005, the Company recognized a gain on sale of building of $49,000. The real estate segment has been accounted for as a discontinued operation and, accordingly, its net liabilities, results of operations and cash flows are segregated for all periods presented in the accompanying condensed consolidated financial statements.

The components of net liabilities of discontinued operations as of September 30, 2005 consist of accounts payable of $20,000.  These liabilities will be adjusted in the future if the Company’s estimate of remaining costs changes. The effect of any future adjustments to net liabilities of discontinued operations would be presented in the income statement as an adjustment to the previously recorded gain on sale of building.

Following is a summary of the operating results of the discontinued operations for the three and nine months ended September 30, 2005 and 2004:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Revenues	$0	$616,000	$0	$1,848,000
Expenses	0	462,000	0	1,484,000
Gain on sale of building	49,000	0	49,000	0
Minority interest share of net income	0	(28,000)	0	(67,000)

Income from discontinued operations	$49,000	$126,000	$49,000	$297,000

Had the sale of the Property been completed as of January 1, 2004, the Company would have reported the following for the three and nine months ended September 30, 2004:

	Three Months Ended	Nine Months Ended
	September 30, 2004	September 30, 2004
	(Unaudited)

Total revenue	$287,000	$717,000
Net income (loss)	$9,000	$(116,000)
Basic and diluted net income (loss) per share	$0.00	$(0.01)

Pro Forma weighted average shares outstanding:
Basic	11,078,105	11,078,105
Diluted	11,078,105	11,078,105

Index

Note 3 - Net Income (Loss) Per Common Share

The Company calculates basic and diluted net income (loss) per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE. Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during each period. Diluted net income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income of the Company. In calculating diluted net income per share for the three and nine month periods ended September 30, 2005, common stock equivalents consisting of 100,000 stock options have been included. In calculating diluted net income per share for the three and nine month periods ended September 30, 2004, common stock equivalents consisting of 480,000 stock options have been excluded because their inclusion would have been antidilutive.

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

Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s pro forma net income would have been:

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004

Net income - as reported	$193,000	$135,000	$226,000	$181,000
Less:
Total stock based employee compensation expense determined under fair value method for stock options	0	0	0	0

Net income - pro forma	$193,000	$135,000	$226,000	$181,000

Basic and diluted net income per share - as reported	$0.01	$0.01	$0.02	$0.02

Basic and diluted net income per share - pro forma	$0.01	$0.01	$0.02	$0.02

Index

Note 5 - Oil and Gas Interests

The Company, through its wholly owned subsidiary Stratford American Energy Corporation (“SAEC”), purchased working interests in 23 oil and gas properties located in Oklahoma and Texas, effective April 1, 2002. Subsequent to the 2002 purchase, the Company has participated in the successful drilling of new producing wells, and as of September 30, 2005 has working interests in 37 oil and gas properties. Development and equipment expenditures, by the Company, during the third quarter of 2005 were $91,000. Total development and equipment expenditures, by the Company, through SAEC, for the nine months ended September 30, 2005 were $282,000. As of September 30, 2005, $68,000 of these expenditures were prepaid to an Operator for the drilling of two development wells which the Company elected to participate in. These development wells are expected to be completed in the fourth quarter of 2005. Total capitalized costs of the SAEC properties and accumulated depletion and amortization are as follows:

September 30, 2005

Oil and gas interests	$985,000
2005 development costs and equipment additions	282,000
Less accumulated depletion and amortization	(411,000)

Net oil and gas interests	$856,000

The Company recognized depletion expense of $43,000 and $113,000 for the three and nine month periods ended September 30, 2005, respectively, and $32,000 and $90,000 for the three and nine month periods ended September 30, 2004, respectively.

In addition to the oil and gas interests, acquisition costs of $68,000 are being amortized equally over a seven-year period, which is the estimated life of the wells. The Company recognized amortization expense of $2,000 and $6,000 for each of the three and nine month periods ended September 30, 2005 and 2004, respectively. Total accumulated amortization of acquisition costs at September 30, 2005 was $33,000, leaving net acquisition costs of $35,000 on the books of the Company.

On April 19, 2001, the Company purchased 100% of the capital stock of SA Oil and Gas Corporation (“SA Oil”), from the shareholders of SA Oil, in exchange for 755,948 shares of common stock of the Company. SA Oil owns working and/or royalty interests in 87 oil and gas properties located in Oklahoma and Texas. Total capitalized costs of the SA Oil properties and accumulated depletion and amortization are as follows:

September 30, 2005

Oil and gas interests	$3,673,000
2005 development costs and equipment additions	37,000
Less accumulated depletion and amortization	(3,305,000)
Net oil and gas interests	$405,000

Index

Oil and gas interests are being depleted equally over a seven-year period, which is the estimated life of the wells. The Company recognized depletion expense of $34,000 and $101,000 in each of the three and nine month periods ended September 30, 2005 and 2004, respectively. The Company recorded amortization expense on intangible drilling costs and depreciation expense on equipment of $7,000 and $15,000 for the three and nine month periods ended September 30, 2005, respectively, and $3,000 and $10,000 for the three and nine month periods ended September 30, 2004, respectively.

In addition to the oil and gas interests, acquisition costs of $48,000 are being amortized equally over a seven-year period. The Company recognized amortization expense of $2,000 and $6,000 for each of the three and nine month periods ended September 30, 2005 and 2004, respectively. Total accumulated amortization of the acquisition costs at September 30, 2005 was $32,000 leaving net acquisition costs of $16,000 on the books of the Company.

Stratford American Resource Corporation (“SARC”) originally paid $38,000 for a nominal working interest in five oil and gas wells. The wells were fully depleted at September 30, 2005. During the three months ended September 30, 2005, a well that had previously been shut-in was recompleted and returned to production. The Company paid $6,000 in intangible drilling costs during the three months ended September 30, 2005. These costs are being amortized equally over a five-year period, which is the estimated life of the well.

Total net oil and gas interests at September 30, 2005 were $1,267,000. Total net acquisition costs relating to the oil and gas properties are $51,000 and are reported within other assets in the accompanying condensed consolidated balance sheet.

For each of the oil and gas interests described above, the Company is a minority participant (an average of less than 3.0%) in joint interest operations and as such is not subject to disclosure requirements for oil and gas operations.

Note 6 - Related Party Transactions

During the three and nine month periods ended September 30, 2005, the Company received $17,000 and $51,000, respectively, from two companies that are partially owned by four of the Company’s executives or directors. These receipts were reimbursements for administrative expenses incurred by the Company on behalf of the related parties. These reimbursements are accrued monthly and are recorded as a reduction of general and administrative expense for the three and nine month periods ended September 30, 2005. At September 30, 2005, $16,000 of these reimbursements are recorded as related party receivables in the accompanying condensed consolidated balance sheet.

Effective November 1, 2003, the Company entered into a month-to-month sublease of the Company’s offices with a company that is owned by a majority shareholder of the Company. The monthly rent is $2,000, which is at market rate. The Company received $6,000 and $18,000 for each of the three and nine month periods ended September 30, 2005 and 2004, respectively. These receipts from the sublease were recorded as a reduction in rental expense, included in general and administrative expense in the accompanying condensed statement of operations. At September 30, 2005, all of the sublease payments had been received.

Index

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

In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), ACCOUNTING FOR CONDITIONAL ASSET RETIREMENT OBLIGATIONS, an interpretation of FASB Statement No. 143. FIN 47 clarifies that an entity is required to recognize a liability for a legal obligation to perform an asset retirement activity if the fair value can be reasonably estimated even though the timing and (or) method of settlement are conditional on a future event. FIN 47 is required to be adopted for annual reporting periods ending after December 15, 2005. Adoption of this new standard is not expected to have a material impact on the Company’s financial condition or results of operations.

In May 2005, the FASB issued SFAS No. 154, ACCOUNTING CHANGES AND ERROR CORRECTIONS - a replacement of APB Opinion No. 20 and FASB Statement No. 3, which provides guidance on the accounting for and reporting of accounting changes and error corrections. The statement requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine the period-specific effects of the cumulative effect of the change. The guidance provided in Accounting Principles Board (APB) Opinion No. 20 for reporting the correction of an error in previously issued financial statements remains unchanged and requires the restatement of previously issued financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Management does not expect the adoption of SFAS No. 154 to have a material impact on the Company’s financial statements.

Index

Note 9 - Income Taxes

The Company recorded income tax expense from continuing operations of $9,000 for the three and nine month periods ended September 30, 2005 and $1,000 and $2,000 for the three and nine month periods ended September 30, 2004, respectively. The effective tax rate was 4.46% and 3.83% for the three and nine month periods ended September 30, 2005, respectively, and 0.79% and 1.09% for the three and nine month periods ended September 30, 2004, respectively. In determining the effective tax rates, the Company utilizes net operating loss carryforwards for which valuation allowances have previously been provided.

During the nine month period ended September 30, 2005, the Company paid $442,000 in estimated state and federal income taxes, for the year ended December 31, 2004, of which $430,000 was attributable to income from the gain on sale of discontinued operations and $12,000 was attributable to income from continuing operations. Upon completion of the Company’s 2004 state and federal income tax returns in September of 2005, the Company was entitled to income tax refunds of $56,000 for overpayment of estimated taxes, of which $49,000 was attributable to income from discontinued operations and $7,000 was attributable to income from continuing operations for the three and nine month periods ended September 30, 2005.

Index

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (forward-looking statements) that involve certain risks and uncertainties. The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto appearing elsewhere in this report. Except for the historical information contained herein, any statements that refer to expectations, projections or other characterization of future events or circumstances, and especially those which include variations of the words “believes,”“intends,”“estimates,”“anticipates,”“expects,”“plans,” or similar words or variations thereof, are likely to be forward-looking statements, and as such, are likely to concern matters involving risk, uncertainty, unpredictability and other factors that could materially and adversely affect the outcome or results indicated by or inferred from the statements themselves. Such factors include, but are not limited to the following: the risk that the working interests in the SAEC oil and gas properties and the operations of SA Oil may not be profitable; the risk that the Company will recognize losses from operations; the risk that all of the foregoing factors or other factors could cause fluctuations in the Company’s operating results and the price of the Company’s common stock; and other risks detailed in this report and from time to time in the Company’s other filings with the Securities and Exchange Commission. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this quarterly report on Form 10-QSB and in the Company’s other filings with the Securities and Exchange Commission, and that no statements contained in the following discussion or in this Form 10-QSB should be construed as a guarantee or assurance of future performance or future results, and the reader is cautioned to not place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this quarterly report on Form 10-QSB, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

General

On November 9, 2004, the Company, through its 80% owned subsidiary, Scottsdale Thompson Peak, LLC, sold the property located at 20225 North Scottsdale Road, Scottsdale, Arizona. The total sales price for the property was $31,400,000. Following the payment of debt service obligations and related interest due of $23,401,000, which were inclusive of a $20,000,000, 5.9% loan, a $2,500,000, 6% loan and a $1,800,000, 10% loan, and the payment of closing costs and pro-rations of $531,000, cash proceeds to Scottsdale Thompson Peak, LLC were $7,468,000. The Company’s 80% share of the net proceeds was $5,974,000. This transaction represents the sale of the Company’s real estate segment. Accordingly, the results of operations of this segment are recorded within income from discontinued operations for all periods presented in the accompanying consolidated financial statements. See Note 2 to the accompanying condensed consolidated financial statements of the Company for additional information related to the sale of the discontinued operations.

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

Index

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

The investments in oil and gas properties are operated by unaffiliated entities (“Operators”) who are responsible for drilling, administering and producing activities for leases jointly owned by working interest owners pursuant to the terms of the applicable Operating Agreements. The Company’s portion of exploration, drilling, and equipment and capital expenditures relating to the wells are advanced and billed by Operators through authorization for expenditures. The Company’s portion of operating expenditures relating to the wells are billed monthly by the Operators through joint interest billings.

The Company utilizes the successful efforts method of accounting for its oil and gas properties. Under this method all costs associated with productive wells are capitalized while nonproductive exploration costs are expensed. There were $1,000 and $23,000 of dry hole costs expensed for the three and nine months ended September 30, 2005, respectively. Capitalized costs relating to proven properties are depleted using the straight-line method over a period of five to seven years.

Capitalized costs of individual properties abandoned or retired are charged to accumulated depletion, depreciation and amortization. Proceeds from sales of individual properties are credited to property costs. No gain or loss is recognized until the entire basis of all of the properties is sold or abandoned.

Liquidity and Capital Resources

At September 30, 2005, the Company had $6,248,000 in available cash resources. A significant amount of the cash available at September 30, 2005 was generated from the one-time sale of the Property held by the Company’s 80% subsidiary, STP. Proceeds to the Company from the November 9, 2004 sale of the Property by STP were $5,974,000.

Index

During the nine months ended September 30, 2005, the Company used $442,000 in cash, to pay for previously accrued income tax liabilities as discussed above in Note 9 and $56,000 of the estimated tax payments will be refunded to the Company. The Company used $100,000 and $325,000 in cash to fund development costs and capital additions for the oil and gas interests for the three and nine month periods ended September 30, 2005, respectively. Future costs to complete the two development wells, as discussed in Note 5, should they prove to be producing properties, will be approximately $32,000 and will be funded from Company cash. In October 2005, the Company utilized $34,000 in cash to prepay its proportionate share of drilling costs for an additional development well. Future costs to complete this well, if it proves to be a producing property, will be approximately $16,000 and will be funded from Company cash.

The Company maintains its excess cash funds in interest-bearing deposits, which at times exceed the amount insured by the Federal Deposit Insurance Corporation. The Company has not sustained any losses as a result of maintaining its excess cash funds in such interest bearing deposits and does not expect to do so in the future. The Company believes that its current cash and cash equivalents will be sufficient to meet its forecasted operating cash needs for 2005. However, due to any unforeseen circumstances that could occur outside the Company’s control, there can be no assurance that adequate cash flows from the Company’s present cash position and current activity will be achieved. No prediction can be made as to the future prices the Company will receive from oil and gas sales. Additionally there can be no assurance that the Company’s operations will be profitable.

Results of Operations - Three and Nine Month Periods Ended September 30, 2005, Compared with Three and Nine Month Periods Ended September 30, 2004

The Company reported net income of $193,000 and $226,000 for the three and nine month periods ended September 30, 2005, respectively, compared to net income of $135,000 and $181,000 for the three and nine month periods ended September 30, 2004, respectively. The 2005 results include income of $49,000 for the three and nine month periods ending September 30, respectively, and the 2004 results include income of $126,000 and $297,000 for the three and nine month periods ended September 30, respectively, from discontinued operations, as discussed above in Note 2.

Oil and Gas Revenues. For the three months ended September 30, 2005, oil and gas revenue has increased 43% over the same period for 2004, with a 36% increase for the nine months ended September 30, 2005, as compared to the same period for 2004. Oil and gas revenues increased from $285,000 and $712,000 for the three and nine month periods ended September 30, 2004, respectively, to $407,000 and $965,000 for the three and nine month periods ended September 30, 2005, respectively. Oil and gas revenues accounted for 89% and 88% of the total revenue from continuing operations for the three and nine month periods ended September 30, 2005, respectively. The increasing oil and gas prices are the primary factor in the increase in revenues. Additional production volumes between the periods of 2005 and 2004, primarily due to positive drilling results for development properties that the Company elected to participate in, also contributed to the increase.

Separately, the SA Oil properties generated $191,000 and $528,000 in revenue for the three and nine month periods ended September 30, 2005, respectively, compared to $174,000 and $460,000 for the three and nine month periods ended September 30, 2004, respectively. The working interests in the SAEC oil and gas properties generated $213,000 and $427,000 in revenue for the three and nine month periods ended September 30, 2005, respectively, compared to $107,000 and $242,000 for the three and nine month periods ended September 30, 2004, respectively. The SARC oil and gas properties generated $3,000 and $10,000 in revenues for the three and nine month periods ended September 30, 2005, respectively, compared to $4,000 and $10,000 for the three and nine month periods ended September 30, 2004, respectively.

Oil and gas activities are the major part of the Company’s continuing operations. The Company sells its gas in the spot market, which is highly seasonal and volatile. Oil prices will continue to be affected by world markets and conditions.

Index

Interest and Other Income. Interest and other income increased from $2,000 and $5,000 for the three and nine month periods ended September 30, 2004, respectively to $51,000 and $134,000 for the three and nine month periods ended September 30, 2005, respectively. The increase is primarily due to interest earned on higher balances in the Company’s cash accounts at September 30, 2005. The higher balances are a result of the receipt, in November 2004, of $5,974,000, which represented the Company’s 80% share of the proceeds from the sale of the real estate segment.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related benefits, office rent, legal and accounting fees, and other administrative costs incurred in our office. General and administrative expenses increased 0.7%, from $140,000 to $141,000 for the three month periods ended September 30, 2004 and 2005, respectively, and decreased 0.5%, from $437,000 to $435,000 for the nine month periods ended September 30, 2004 and 2005, respectively.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense increased from $77,000 and $227,000 for the three and nine month periods ended September 30, 2004, respectively, to $90,000 and $247,000 for the three and nine month periods ended September 30, 2005, respectively. The increase in expense of $13,000 for the three months ended September 30, 2005 is due primarily to the additional depletion expense of $12,000 recognized on the SAEC development wells completed subsequent to September 30, 2004, an increase of $3,000 in amortization and depreciation on the equipment and intangible drilling costs capitalized for the SA Oil properties in 2005, offset by a decrease in depletion recognized on the SARC wells of $2,000, which as of September 30, 2005 were fully depleted. The increase in expense of $20,000 for the nine months ended September 30, 2005 is due primarily to the additional depletion expense of $24,000 recognized on the SAEC development wells completed subsequent to September 30, 2004, an increase of $5,000 in amortization and depreciation on the equipment and intangible drilling costs capitalized for the SA Oil properties in 2005, offset by a decrease in depletion recognized on the SARC wells of $5,000, which as of September 30, 2005 were fully depleted, and offset by a decrease in depreciation of $4,000 due to office equipment becoming fully depreciated in late 2004.

Oil and Gas Operations. Oil and gas operations expense increased from $60,000 and $167,000 for the three and nine month periods ended September 30, 2004, respectively, to $74,000 and $231,000 for the three and nine month periods ended September 30, 2005, respectively. The increased expense for the three and nine month periods ended September 30, 2005 resulted primarily from higher field operating expenses from an expanded number of properties, higher maintenance costs, dry hole costs and state franchise taxes incurred as a result of increased revenues.

Discontinued Operations. Property rental income, which is included in the income from operations of discontinued operations for the three and nine month periods ended September 30, 2004, consists of scheduled rental income of $524,000 and $1,572,000, respectively, deferred rent of $92,000 and $276,000, respectively, depreciation expense of $89,000 and $356,000, respectively, interest expense of $373,000 and $1,126,000, respectively, and property rental operations expense of $2,000 for the nine month period ended September 30, 2004. As previously discussed above in Note 2, the Property was sold by STP to Holualoa, effective November 9, 2004 and has been accounted for as a discontinued operation and therefore there are no results of operations for the three and nine month periods ended September 30, 2005. The Company recognized a gain on sale of building of $49,000 for the three and nine month periods ended September 30, 2005. This adjustment reflects the decrease between the previous estimate made for income taxes and the actual income taxes due, associated with the sale of the Property.

Related Party Transactions

Related party transactions are discussed in Note 6 of the accompanying consolidated financial statements of the Company.

Index

Capital Requirements

During the nine months ended September 30, 2005, the Company utilized $325,000 in cash to fund development costs and capital additions for the oil and gas interests. Future costs to complete the two development wells, as discussed above in Note 5, should they prove to be producing properties, will be approximately $36,000 and will be funded from Company cash. In October 2005, the Company utilized $34,000 in cash to prepay its proportionate share of drilling costs for an additional development well. Future costs to complete this well, if it proves to be a producing property, will be approximately $16,000 and will be funded from Company cash.

Other than the capital requirements described above, the Company does not have any material plans for future capital expenditures at the present time.

Impact of Inflation

Inflation has not had a significant impact on the Company’s results of operations.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as defined by Item 303(c) of Regulation S-B.

ITEM 3.   CONTROLS AND PROCEDURES

Our Chief Executive Officer, our President and our Controller, based on the evaluation of our disclosure controls and procedures (as defined in rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that, as of September 30, 2005, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the three months ended September 30, 2005 there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Responses to Items 1 through 5 are omitted since these items are not applicable.

ITEM 6.   EXHIBITS

(a)	Exhibits

See index beginning on page 19

Index

Signatures

In accordance with the requirements of Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRATFORD AMERICAN CORPORATION Registrant

Date: November 14, 2005	By:	/s/ Mel L. Shultz

Mel L. Shultz, President and Director

Date: November 14, 2005	By:	/s/ David H. Eaton

David H. Eaton, Chief Executive Officer and Chairman of the Board

Date: November 14, 2005	By:	/s/ Daniel E. Matthews

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

10.13	Purchase Agreement by and between Foot Creek Corporation of Arizona and Grandilla (Arizona), Inc. and Stratford American Car Rental Systems, Inc. dated December 29, 1999
10.14	Operating Agreement between DVI Raintree, LLC, Stratford American Corporation and Colonial Raintree, LLC dated October 26, 2000
10.15	Stock Purchase Agreement, dated March 22, 2001 by and among SA Oil and Gas Corporation, the shareholders of SA Oil and Gas Corporation and Stratford American Corporation.
10.16	Purchase and Sale Agreement, dated June 5, 2002 by and between Crown Energy Drilling Production Fund 2001-1 Limited Partnership and Stratford American Energy Corporation
10.17	Purchase and Sale Agreement, dated July 17, 2002, by and between Opus West Corporation, a Minnesota corporation, and Stratford American Corporation
10.18	Letter Agreement between Stratford American Corporation, JDMD Investments, L.L.C., Diamond Ventures, Inc., Golden Gate Apartments, Ltd., L.P., Auriga Properties, Inc., DRD-97 Trust and David Goldstein
10.19	Operating Agreement of Scottsdale Thompson Peak, LLC
10.20	Stratford American Corporation 1998 Stock Incentive Plan
10.21	Purchase and Sale Agreement, dated August 30, 2004, by and between Holualoa Arizona, Inc. and Scottsdale Thompson Peak, LLC
14.1	Code of Ethics
21.1	Subsidiaries
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002