Form 10KSB
period 2005-12-31
STRATFORD AMERICAN CORP
filed 2006-03-31
CIK 836435

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 0-17018

STRATFORD AMERICAN CORPORATION
(Name of Small Business Issuer in Its charter)

Arizona	86-0608035
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2400 E. Arizona Biltmore Circle, Building 2, Suite 1270, Phoenix, Arizona 85016
(Address of principal executive offices)

Issuer's telephone number:  (602) 956-7809

Securities registered under Section 12(b) of the Exchange Act:   None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.01 Par Value
Series “A” Preferred Stock, $.01 Par Value

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Issuer’s revenues for its most recent fiscal year were $1,799,000.

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the February 28, 2006 closing price of $0.75 per share, as reported on the OTC Bulletin Board, was $2,831,000.

At February 28, 2006, 11,078,105 shares of the issuer’s common stock and no shares of its preferred stock were issued and outstanding.

Documents Incorporated by Reference: None

Transitional Small Business Disclosure Format (check one)  Yes ☐ No ☒

STRATFORD AMERICAN CORPORATION

Form 10-KSB
For the Fiscal Year Ended December 31, 2005

-i-

PART I

Item 1.	Description of Business

General Development of Business. Stratford American Corporation, an Arizona corporation incorporated on May 13, 1988 (the “Company”), has several wholly-owned subsidiaries. The Company also owns 80% of Scottsdale Thompson Peak, LLC, an Arizona limited liability company (“STP”), which held the Company’s real estate segment. The real estate segment, consisting of an office building, was sold on November 9, 2004. Unless otherwise specified, the term “Company” as used herein includes the Company’s subsidiaries.

The Company, through its subsidiaries, is engaged principally in the businesses of natural resource exploration and development. The Company employs four employees, one of whom works full time.

Natural Resource Properties - Oil and Gas. The Company owns working and/or royalty interests in oil and gas properties that are primarily located in Oklahoma and Texas. The oil and gas is sold to numerous oil refiners and natural gas purchasers. In 2005, the operator of the largest property owned by the Company, purchased 31.99% of the production from the Stratford American Energy properties.

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

The availability of a ready market for oil and gas discovered and produced by the ventures in which the Company participates depends on numerous factors beyond the Company’s control. These factors include, among others, the extent of domestic production of oil and gas by other producers, fluctuations in world and domestic prices for oil and gas, crude oil imports, the marketing of competitive fuels, conservation efforts, and the regulations of various governmental agencies concerning the production, transportation, and marketing of oil and gas.

In an attempt to limit the risks inherent in the oil and gas business, the Company associates with experienced operators in its ventures rather than operating a property on its own behalf.

The Company’s oil and gas activities are subject to numerous federal, state, and local laws and regulations governing environmental quality and pollution control. The existence of such laws and regulations has, to date, had no material adverse effect on the Company’s operations, and the cost of compliance has not been material. The Company is unable to assess or predict the impact that compliance with environmental and pollution control laws and regulations may have on its future operations, capital expenditures, earnings, or competitive position.

Stratford American Energy Properties. The Company, through its wholly-owned subsidiary Stratford American Energy Corporation (“SAEC”), currently has working interests in 40 producing oil and gas properties. The oil and gas properties are located in Oklahoma and Texas. During 2005, the Company invested $722,000 on drilling, equipment and lease costs for the SAEC properties. $16,000 was spent on equipment purchases for four producing properties. There was $425,000 spent on drilling costs for eleven development wells that the Company elected to participate in. Eight of the development wells are now producing properties. The remaining three development wells are expected to be completed in the second quarter of 2006. In exchange for $281,000 lease costs paid, the Company received a 10% working interest in leases covering 14,000 acres of land. Two of the three development wells will be drilled on these newly acquired leases.

SA Oil Properties. The Company, through its wholly-owned subsidiary, SA Oil and Gas Corporation (“SA Oil”), owns working and/or royalty interests in 87 oil and gas properties located in Oklahoma and Texas. During 2005, the Company invested $50,000 on drilling and equipment for the SA Oil properties.

Other Properties. The Company, through its wholly-owned subsidiary Stratford American Resource Corporation (“SARC”), owns a nominal interest in five oil and gas wells located in Arkansas and Oklahoma. During 2005, the Company invested $6,000 on equipment for the SARC properties.

Discontinued Operations. On August 30, 2004, Scottsdale Thompson Peak, LLC (“STP”), entered into a Purchase and Sale Agreement (“the Agreement”) with Holualoa Arizona, Inc, an Arizona corporation (“Holualoa”) to sell the Company’s real estate segment, which consisted primarily of an office building located in Scottsdale, Arizona (“the Property”). The Agreement called for the closing of the sale of the Property by the end of November 2004 at a price of $31,400,000. The transaction closed on November 9, 2004. Debt service obligations of $23,401,000, which were inclusive of a $20,000,000, 5.9% loan, a $2,500,000, 6% loan and a $1,800,000, 10% loan, were paid out of the cash proceeds from the sale of the Property. Discontinued operations in the consolidated statements of operations reflect the results of operations of the Property sold in November 2004, including allocated interest expense for the periods presented. Interest expense was allocated to discontinued operations based on the outstanding debt specifically identified above. Net cash proceeds from the November 9, 2004 sale of the Property to STP, of which the Company owns 80% of the membership interests in, were $7,468,000. The Company’s 80% share of the proceeds was approximately $5,974,000.

The Company recognized a gain of $5,326,000, net of estimated tax of $430,000, from the sale of the Property. Completion of the Company’s 2004 tax returns in September of 2005 resulted in $49,000 lower income tax liabilities than originally estimated. Also, a reserve established for estimated expenses of $20,000, relating to the sale, was reversed when it was determined that all costs had been paid. Accordingly, for the year ended December 31, 2005, the Company recognized a gain on sale of building, of $69,000. The real estate segment has been accounted for as a discontinued operation and, accordingly, its net liabilities, results of operations and cash flows are segregated for all periods presented in the accompanying condensed consolidated financial statements.

Subsequent Events. On January 31, 2006, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with JDMD Investments, L.L.C., an Arizona limited liability company (“JDMD”), Stratford Holdings, L.L.C., an Arizona limited liability company (“Stratford Holdings”), and Stratford Acquisition, L.L.C., an Arizona limited liability company and a wholly-owned subsidiary of Stratford Holdings (“Stratford Acquisition” and together with JDMD and Stratford Holdings, the “Buyout Parties”), pursuant to which Stratford Acquisition will merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation.

Pursuant to the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of common stock of the Company (“Common Stock”), other than Common Stock owned by the Company or any wholly-owned subsidiary of the Company, by the Buyout Parties and by shareholders who properly exercise dissenters’ rights, will be converted into the right to receive $0.80 in cash per share, without interest. JDMD intends to finance the merger through use of the cash reserves of Stratford American Corporation, which will become available immediately upon the effectiveness of the merger, and other cash available to JDMD from its business activities unrelated to the Company.

The Merger will extinguish all equity interests in the Company held by its public shareholders and will result in the Company being a wholly-owned subsidiary of Stratford Holdings. JDMD, as sole owner of Stratford Holdings, will be the beneficiary of the earnings and growth of the Company, if any, following the merger and will bear the risks of any decrease in the value of the Company following the merger.

The Merger is conditioned upon, among other things, the affirmative vote of the holders of a majority of the outstanding unaffiliated shares of Common Stock (those not owned, directly or indirectly, by the Buyout Parties or their affiliates) and the affirmative vote of the holders of a majority of all outstanding shares of Common Stock (including those shares owned, directly or indirectly, by the Buyout Parties or their affiliates). Refer to the Company’s filing on Form 8-K dated January 31, 2006, and filed with the Securities and Exchange Commission on February 1, 2006, for additional information.

Prior to the date that the Company’s shareholders approve and adopt the Merger Agreement and the Merger, the Board of Directors is permitted to engage in discussions and negotiations with a third party regarding a competing acquisition offer if: (a) the Board determines in good faith that any such competing offer is a superior alternative to the Merger; (b) the Board reasonably determines in good faith that Board’s fiduciary duties under Arizona law require discussions to be conducted with the third party; and (c) the Company provides Stratford Holdings with written notice of the competing offer and the material terms of such offer. The Board of Directors is permitted by the Merger Agreement to withdraw its recommendation of the Merger Agreement and the Merger only if it: (a) reasonably determines in good faith, after consultation with and taking into account the advice of its outside legal counsel, that such action is necessary in order for the Board to comply with its fiduciary duties under Arizona law; and (b) has given notice of its intention to withdraw its recommendation, and has not received an offer from Stratford Holdings within five business days which matches or exceeds the competing acquisition offer.

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

Natural Resource Properties - Oil and Gas. The Company’s petroleum and natural gas activities are focused in the United States. The Company is not an operator with respect to any oil or gas properties. Rather, the Company participates in a property interest through a joint operating agreement. The Company is required to pay its allocable share of drilling and operating expenses based on its working interest, and participates in any discovery on the same basis. As a participant, the Company has only limited management rights with respect to any interest. (See Item 1 -Description of Business - Resource Properties - Oil and Gas.)

Stratford American Energy Properties. The Company, through its wholly-owned subsidiary SAEC, currently has working interests in 40 producing oil and gas properties located in Oklahoma and Texas. (See Item 1 -Description of Business - Stratford American Energy Properties.)

SA Oil Properties. The Company, through its wholly-owned subsidiary SA Oil owns working and or royalty interests in 87 oil and gas properties located Oklahoma and Texas. (See Item 1 -Description of Business - SA Oil Properties.)

Other Properties. The Company also owns a nominal interest in five oil and gas wells located in Arkansas and Oklahoma. (See Item 1 -Description of Business - Other Properties.)

Item 3.	Legal Proceedings

The Company is not currently a party to any material legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended December 31, 2005.

Executive Officers

Name	Age	Office	Officer Since

David H. Eaton	70	Chief Executive Officer	6/88
Mel L. Shultz	55	President	5/87
Daniel E. Matthews	55	Treasurer and Secretary	12/99

David H. Eaton has been the Chairman of the Board of Directors of the Company since February 29, 1988 and its Chief Executive Officer since June 1, 1988.  Mr. Eaton’s principal occupation is serving as a managing member of JDMD.  The principal business of JDMD is (i) making investments in businesses, companies, and properties by means of acquisitions of stock, partnership interests, limited liability company memberships, and direct acquisitions of property and assets, and (ii) holding and managing such investments.

Mel L. Shultz has been a Director and the President of the Company since May 20, 1987. Mr. Shultz’s principal occupation is serving as a managing member of JDMD.  The principal business of JDMD is (i) making investments in businesses, companies, and properties by means of acquisitions of stock, partnership interests, limited liability company memberships, and direct acquisitions of property and assets, and (ii) holding and managing such investments.  In addition, Mr. Shultz has served as a member of Theater Development & Management, L.L.C., the manager of Phoenix Downtown Theatre, L.L.C., since January 1999.  The principal business of Phoenix Downtown Theatre is the ownership and management of the Dodge Theatre.

Daniel E. Matthews was appointed Treasurer and Secretary of the Company on December 1, 1999. Mr. Matthews has been the Controller of the Company since May 1997.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters

Market Information

The Company’s common stock $0.01 par value, is currently listed and traded on the OTC Bulletin Board (symbol: STFA.OB).

The high and low bid price for each quarter during the last two years, are as follows:

	Time Period	High	Low

2005:	First quarter	.61	.41
	Second quarter	.64	.40
	Third quarter	.70	.54
	Fourth quarter	.75	.58

2004:	First quarter	.60	.20
	Second quarter	.45	.29
	Third quarter	.41	.32
	Fourth quarter	.55	.38

The above information is based on the bid price as furnished by Pink Sheets, LLC. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Holders

As of February 28, 2006, the common stock of the Company is estimated to be held beneficially by approximately 460 shareholders. No preferred stock is outstanding.

Dividends

The Company has never paid cash dividends on its common equity. Arizona law may restrict the ability of a corporation to pay dividends. On January 31, 2006, the Company entered into the Merger Agreement with the Buyout Parties, pursuant to which Stratford Acquisition will merge with and into the Company, with the Company continuing as the surviving corporation. The Merger Agreement restricts the Company’s ability to pay dividends to its shareholders.

Pursuant to the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of Common Stock, other than Common Stock owned the Company or any wholly owned subsidiary of the Company, by the Buyout Parties and by shareholders who properly exercise dissenters’ rights, will be converted into the right to receive $0.80 in cash per share, without interest. JDMD intends to finance the merger through use of the cash reserves of Stratford American Corporation, which will become available immediately upon the effectiveness of the merger, and other cash available to JDMD from its business activities unrelated to the Company. (See Item 1 - Description of Business - Subsequent Events.)

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c) (1)

Equity compensation plans approved by security holders	0	$ 0.00	332,343
Equity compensation plans not approved by security holders	0	0.00	0

Total	0	$ 0.00	332,343
____________
(1)
In July 1998, the Company adopted a Stock Option Plan (the “Plan”). The aggregate number of shares of common stock for which options may be granted or for which stock grants may be made to any one individual participating in the Plan may not exceed 500,000 shares per year or 2,000,000 shares over the term of the Plan. Options become exercisable over a specific period of continuous employment according to each grant awarded, but may not be exercised more than 10 years from the Date of Grant. The options under the Plan were granted at the fair market value of the Company’s stock at the date of grant as determined by the Company’s Board of Directors.

The number of securities remaining available for future issuance under the Plan is based on a formula. The Plan provides that the total number of shares of common stock that may be available for grant under the Plan in each calendar year shall be equal to 3% of the total number of shares of common stock outstanding as of the first day of each such calendar year for which the Plan is in effect, commencing with January 1, 1998. As of January 1, 2005, the total number of outstanding shares of common stock was 11,078,105 shares and 3% of such number is 332,343. Any shares of common stock available for grant in any particular calendar year, which are not, in fact, granted in such year, shall not be added to the shares of common stock available for grant in any subsequent calendar year.

The Board of Directors, functioning as the committee administering the Plan may make or provide for such adjustments in the maximum number of shares of common stock available for grant under the Plan as such committee may in good faith determine to be equitably required in order to prevent dilution or expansion of the rights of participants that otherwise would result from (a) any stock dividend, stock split, combination of shares, recapitalization or other change in the capital structure of the Company or (b) any merger, reverse merger in which the Company is the surviving entity but in which securities possessing more than 50% of the total combined voting power of the Company’s outstanding securities are transferred to a person or persons different from the persons holding those securities immediately prior to such merger, consolidation, spin-off, split-off, split-up, reorganization, partial or complete liquidation or other distribution of assets, issuance of warrants or other rights to purchase securities or any other corporate transaction or event having an effect similar to any of the foregoing.

Recent Sales of Unregistered Securities

There were no recent sales of unregistered securities.

Item 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (forward-looking statements) that involve certain risks and uncertainties. The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and notes thereto appearing elsewhere in this report. Except for the historical information contained herein, any statements that refer to expectations, projections or other characterization of future events or circumstances, and especially those which include variations of the words “believes,” “intends,” “estimates,” “anticipates,” “expects,” “plans,” or similar words or variations thereof, are likely to be forward-looking statements, and as such, are likely to concern matters involving risk, uncertainty, unpredictability and other factors that could materially and adversely affect the outcome or results indicated by or inferred from the statements themselves. Such factors include, among others, the following: the risk that the working interests in the SAEC oil and gas properties and the operations of SA Oil may not be profitable; the risk that the Company will recognize losses from operations; the risk that all of the foregoing factors or other factors could cause fluctuations in the Company’s operating results and the price of the Company’s common stock; and other risks detailed in this annual report and from time to time in the Company’s other filings with the Securities and Exchange Commission. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this annual report on Form 10-KSB and in the Company’s other filings with the Securities and Exchange Commission, and that no statements contained in the following discussion or in this Form 10-KSB should be construed as a guarantee or assurance of future performance or future results, and the reader is cautioned to not place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this annual report on Form 10-KSB, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

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

Other than the transactions described above, the Company has no significant operations and there can be no assurance that the Company’s operations will be profitable. The Company’s future revenues and operating costs may fluctuate significantly due to any one factor or a combination of factors, many of which are outside management’s control. Management has identified the most important risk factors that may affect operating results in the future as follows:

Oil and gas prices: Oil and gas prices are volatile. A decline in prices could adversely affect the Company’s financial position, financial results and cash flows. Our revenues and operating results depend primarily upon the prices we receive for oil and gas products. Historically, the markets for oil and gas have been volatile and they are likely to continue to be volatile. The volatility of the energy markets make it extremely difficult to predict future oil and gas price movements with any certainty.

Competition: Competition in the oil and natural gas industry is intense. Many competitors have greater financial and other resources than the Company.

Exploration and development drilling: Exploration and development drilling may not result in commercially productive reserves. The new wells that the Company may participate in may not be productive and the Company may not recover all or any portion of its investment in wells that it participates in. The cost of drilling, completing and operating a well is often uncertain, and cost factors can adversely affect the economics of a project.

Government and environmental regulations: The oil and gas industry is subject to regulation at the federal, state, and local level, and some of the laws, rules and regulations that govern the Company’s oil and gas activities may carry penalties for noncompliance. The existence of such laws and regulations has, to date, had no material adverse effect on the Company’s operations, and the cost of compliance has not been material. The requirements imposed by such laws and regulations are frequently changed and subject to interpretation and the Company is unable to predict the ultimate cost of compliance with these requirements or their effect on its future operations, capital expenditures, earnings or competitive position.

Sarbanes-Oxley: The enactment of the Sarbanes-Oxley Act of 2002 has led to increased compliance costs and additional burdens on management. Section 404 of the Sarbanes-Oxley Act of 2002, scheduled to be in effect for the Company’s fiscal year ending December 31, 2007, requires the Company’s management to assess the effectiveness of our internal controls over financial reporting and include an assertion in our annual report as to the effectiveness of our controls. Our independent registered public accounting firm will be required to attest to whether our assessment of the effectiveness of our internal control over financial reporting is fairly stated in all material respects and separately report on whether it believes we maintained, in all material respects, effective internal controls over financial reporting as of December 31, 2007. We expect that the adoption of Section 404 will require significant amounts of management time and resources, and will significantly increase the Company’s costs both internal and in the form of higher fees paid to its external auditors and other financial advisors, that may adversely impact its operating results.

Stock price volatility: Our common shares are currently listed for public trading on the OTC Bulletin Board. The trading price of our common shares has been subject to wide fluctuations. Trading prices of our common shares may fluctuate in response to a number of factors, many of which will be beyond our control. The Company’s common stock’s small public float, an extremely limited trading volume, and bid-asked trading price spread have limited the Company’s ability to use its common stock as acquisition currency and has significantly limited the ability of shareholders to sell their shares without also reducing the trading price of the common stock.

On January 31, 2006, the Company entered into the Merger Agreement with the Buyout Parties, pursuant to which Stratford Acquisition will merge with and into the Company, with the Company continuing as the surviving corporation.

Pursuant to the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of common stock of the Company (“Common Stock”), other than Common Stock owned the Company or any wholly-owned subsidiary of the Company, by the Buyout Parties and by shareholders who properly exercise dissenters’ rights, will be converted into the right to receive $0.80 in cash per share, without interest. JDMD intends to finance the merger through use of the cash reserves of Stratford American Corporation, which will become available immediately upon the effectiveness of the merger, and other cash available to JDMD from its business activities unrelated to the Company.

The Merger will extinguish all equity interests in the Company held by its public shareholders and will result in the Company being a wholly-owned subsidiary of Stratford Holdings. JDMD, as sole owner of Stratford Holdings, will be the beneficiary of the earnings and growth of the Company, if any, following the merger and will bear the risks of any decrease in the value of the Company following the merger.

The Merger is conditioned upon, among other things, the affirmative vote of the holders of a majority of the outstanding unaffiliated shares of Common Stock (those not owned, directly or indirectly, by the Buyout Parties or their affiliates) and the affirmative vote of the holders of a majority of all outstanding shares of Common Stock (including those shares owned, directly or indirectly, by the Buyout Parties or their affiliates). Refer to the Company’s filing on Form 8-K dated January 31, 2006, and filed on February 1, 2006 with the Securities and Exchange Commission, for additional information.

Prior to the date that the Company’s shareholders approve and adopt the Merger Agreement and the Merger, the Board of Directors is permitted to engage in discussions and negotiations with a third party regarding a competing acquisition offer if: (a) the Board determines in good faith that any such competing offer is a superior alternative to the Merger; (b) the Board reasonably determines in good faith that Board’s fiduciary duties under Arizona law require discussions to be conducted with the third party; and (c) the Company provides Stratford Holdings with written notice of the competing offer and the material terms of such offer. The Board of Directors is permitted by the Merger Agreement to withdraw its recommendation of the Merger Agreement and the Merger only if it: (a) reasonably determines in good faith, after consultation with and taking into account the advice of its outside legal counsel, that such action is necessary in order for the Board to comply with its fiduciary duties under Arizona law; and (b) has given notice of its intention to withdraw its recommendation, and has not received an offer from Stratford Holdings within five business days which matches or exceeds the competing acquisition offer.

There can be no assurance that the Company will consummate the Merger and such failure to consummate the Merger could negatively impact the market price of the Company’s common stock.

The risks described above are not the only risks and uncertainties that may negatively impact the Company’s business or its operating results. Additional risks and uncertainties not presently known to the Company may also impair the Company’s business operations, operating results or financial condition.

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

Liquidity and Capital Resources

At December 31, 2005, the Company had $6,282,000 in available cash resources. A significant amount of the cash available at December 31, 2005 was generated from the one-time sale of the Property held by the Company’s 80% subsidiary, STP. Proceeds to the Company from the sale of the Property by STP were $5,974,000.

As previously discussed, the Property was sold to Holualoa, effective November 9, 2004. Part of the proceeds from the sale were used to payoff the above outstanding debt of $23,393,000, along with all accrued interest due of $8,000.

During 2005, the Company, through its wholly-owned subsidiary, SAEC, elected to participate proportionately in the drilling of nine new development wells with costs paid by the Company of $337,000. Funds for the development drilling came from Company cash. Six of the development wells are now producing properties. Future costs to complete the remaining three development wells, should they prove to be producing properties, will be approximately $146,000 and will be funded with Company cash. In addition, the Company paid $88,000 to complete two development wells that the Company had elected to participate in proportionately in 2004 and also paid $16,000 for equipment on four producing wells. Also in 2005, the Company agreed to participate as a 10% working interest owner in a 14,000 acre oil and gas lease in Muskogee, Oklahoma. Two of the development wells will be drilled on this lease, and the Company paid $281,000 out of Company funds to obtain their proportionate share of the lease.

During 2005, the Company, through its wholly-owned subsidiary, SA Oil, paid $50,000 for drilling and equipment costs. As of December 31, 2005, $13,000 of these expenditures was prepaid to an operator for the drilling of a development well that the Company elected to participate in. Future costs to complete this well, should it prove to be a producing property, will be approximately $7,000, and will be funded with Company cash.

During 2005, the Company, through its wholly-owned subsidiary, SARC, paid $6,000 for drilling and equipment costs.

The primary sources of the Company’s cash and cash equivalents were proceeds from the sale of the Property by STP on November 9, 2004 and revenues received from the working interests in the oil and gas properties. The Company maintains its excess cash funds in interest-bearing deposits. The Company believes that its current cash and cash equivalents will be sufficient to meet its forecasted operating cash needs for 2006.

Off-Balance Sheet Arrangements

The Company has no off balance sheet arrangements as defined by Item 303(c) of Regulation S-B.

Contractual Obligations and Commitments

The Company’s contractual commitment consists of payments due under a non-cancelable operating lease for its office space. The following table summarizes the Company’s contractual obligation at December 31, 2005.

Year ending December 31:
2006	$106,000
2007	87,000

Total	$193,000

As of December 31, 2005, the Company did not have any other commercial commitments, such as letters of credit, guarantees, or repurchase obligations.

Results of Operations - Year Ended December 31, 2005, Compared with Year Ended December 31, 2004

The Company reported net income of $536,000 for the year ended December 31, 2005, in comparison to net income of $4,324,000 for the year ended December 31, 2004. The 2005 results include net income of $60,000 from discontinued operations and the 2004 results include net income of $4,480,000 from discontinued operations, as discussed in Note 3 to the accompanying consolidated financial statements.

Oil and Gas Revenues. For the year ended December 31, 2005, oil and gas revenues were $1,605,000, increasing $603,000, or 60% from $1,002,000 for the year ended December 31, 2004. Oil and gas revenues accounted for 89% of the total revenue from continuing operations for the year ended December 31, 2005. The increase in prices currently being received for oil and gas are the primary factor for the increase in revenues. Additional production volumes, primarily due to positive drilling results for development properties that the Company elected to participate in, also contributed to the increase.

Separately, the SA Oil properties generated $773,000 and $635,000 in revenue for the years ended December 31, 2005 and December 31, 2004, respectively. The working interests in the SAEC oil and gas properties generated $816,000 and $352,000 in revenue for the years ended December 31, 2005 and December 31, 2004, respectively. The SARC oil and gas properties generated $16,000 and $15,000 in revenue for the years ended December 31, 2005 and December 31, 2004, respectively.

The Company’s participation in oil and gas activities are a major part of the Company’s continuing operations. The Company’s gas products are sold in the spot market, which is highly seasonal and volatile. Oil prices will continue to be affected by world markets and conditions.

Interest and Other Income. Interest and other income increased from $25,000 in 2004 to $194,000 in 2005. The increase is primarily due to interest earned in 2005 on the receipt of $5,974,000, in November 2004, which represented the Company’s 80% share of the proceeds from the sale of the real estate segment.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related benefits, office rent, legal and accounting fees, and other administrative costs incurred in our office. General and administrative expenses decreased 1%, from $631,000 to $625,000 for the years ended December 31, 2004 and 2005, respectively.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense increased from $306,000 for the year ended December 31, 2004 to $337,000 for the year ended December 31, 2005. The depletion expense increase of $31,000 is due primarily to the additional depletion expense of $36,000 recognized on the SAEC development wells completed in 2005, an increase of $5,000 in amortization and depreciation on the equipment and intangible drilling costs capitalized for the SA Oil properties in 2005, offset by a decrease in depletion recognized on the SARC wells of $5,000, which as of September 30, 2004 were fully depleted, and by a decrease in depreciation of $5,000 due to office equipment becoming fully depreciated in late 2004.

Oil and Gas Operations. Oil and gas operations expense increased from $229,000 for the year ended December 31, 2004 to $339,000 for the year ended December 31, 2005. The increased expense for the year ended December 31, 2005 resulted primarily from higher field operating expenses from an expanded number of properties, higher maintenance costs, dry hole costs and state franchise taxes incurred as a result of increased revenues.

Discontinued Operations. Property rental income, which is included in the income from operations of discontinued operations for the year ended December 31, 2004, consists of scheduled rental income of $1,794,000, deferred rent of $276,000, depreciation expense of $356,000, interest expense of $1,282,000, and property rental operations expense of $9,000. The results of operations for the year ended December 31, 2005, consists of property rental operations expense of $6,000. As previously discussed, the Property was sold by STP to Holualoa, effective November 9, 2004 and has been accounted for as a discontinued operation as discussed in Note 3 to the accompanying consolidated financial statements. The Company recognized a gain on sale of building of $69,000 for the year ended December 31, 2005. This adjustment reflects the decrease between the previous estimates made for income taxes and the actual income taxes due of $49,000 and the reversal of $20,000 in accrued expenses, associated with the sale of the Property.

Related Party Transactions. During 2005, the Company received $68,000 from two companies that are partially owned by four of the Company’s executives or directors. These receipts were reimbursements for administrative expenses incurred by the Company in 2005 and 2004 on behalf of the related parties. These are recorded as a reduction of general and administrative expense for 2005 and 2004. At December 31, 2005, $15,000 of these reimbursements are recorded as related party receivables in the accompanying consolidated balance sheet

Effective November 1, 2003, the Company entered into a month-to-month sublease of the Company’s offices with a company that is owned by a majority shareholder of the Company. The monthly rent is $2,000, which is at market rate. The Company received $24,000 for each of the years ended December 31, 2005 and 2004. These receipts from the sublease were recorded as a reduction in rental expense, included in general and administrative expense. At December 31, 2005, all of the sublease payments had been received.

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

Capital Requirements

During the year ended December 31, 2005, the Company utilized $778,000 in cash to fund lease costs, development costs and capital additions for the oil and gas interests. Future costs to complete the four development wells, as discussed in Note 4, should they prove to be producing properties, will be approximately $153,000 and will be funded from Company cash.

Other than the events described above, the Company does not have any material plans for future capital expenditures at the present time.

Impact of Inflation

Inflation has not had a significant impact on the Company’s results of operations.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Certain statements contained in this report, including statements containing the words “believes,”  “anticipates,”  “intends,”  “expects,”  “estimates,” and “plans” and words of similar import, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to the safe harbors created thereby. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause the actual results to be materially different from the forward-looking statements. Such factors include, among others, the following, the risk that the working interests in the SAEC oil and gas properties and the operations of SA Oil may not be profitable; the risk that the Company will continue to recognize losses from operations unless and until the Company is able to make profitable acquisitions; the risk that all of the foregoing factors or other factors could cause fluctuations in the Company’s operating results and in the price of the Company’s common stock; and other risks detailed in this report and from time to time in the Company’s other filings with the Securities and Exchange Commission. Given these uncertainties, readers should not place undue reliance on such forward-looking statements.

Recent Accounting Pronouncements

In December 2004, the FASB issued Revised Statement No. 123, ACCOUNTING FOR SHARE-BASED PAYMENT (“SFAS No. 123(R)”). This statement requires the Company to recognize the grant-date fair value of stock options in the statement of operations. This Statement requires that companies account for these share-based transactions using the fair-value-based method, and eliminates a company’s ability to account for these transactions using the intrinsic value method of accounting in APB Opinion No. 25. For small business issuers, Statement No. 123(R) was effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard will not have any impact on the Company’s financial condition or results of operations, as there are no outstanding stock options as of December 31, 2005.

In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), ACCOUNTING FOR CONDITIONAL ASSET RETIREMENT OBLIGATIONS, an interpretation of FASB Statement No. 143. FIN 47 clarifies that an entity is required to recognize a liability for a legal obligation to perform an asset retirement activity if the fair value can be reasonably estimated even though the timing and (or) method of settlement are conditional on a future event. FIN 47 was required to be adopted for annual reporting periods ending after December 15, 2005. Management has determined that the adoption of this standard will not have a material impact on the Company’s financial condition or results of operations.

In May 2005, the FASB issued SFAS No. 154, ACCOUNTING CHANGES AND ERROR CORRECTIONS - a replacement of APB Opinion No. 20 and FASB Statement No. 3, which provides guidance on the accounting for and reporting of accounting changes and error corrections. The statement requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine the period-specific effects of the cumulative effect of the change. The guidance provided in Accounting Principles Board (APB) Opinion No. 20 for reporting the correction of an error in previously issued financial statements remains unchanged and requires the restatement of previously issued financial statements. SFAS No. 154 was effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Management has determined that the adoption of this standard will not have any impact on the Company’s financial condition or results of operations.

Item 7.	Financial Statements and Supplementary Data

STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES

Certain schedules are omitted as the required information is inapplicable or not present in amounts sufficient to require submission of the schedule, or because the required information is presented in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Stratford American Corporation:

We have audited the accompanying consolidated balance sheet of Stratford American Corporation and subsidiaries as of December 31, 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stratford American Corporation and subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

                    /s/ KPMG LLP

Phoenix, Arizona
March 27, 2006

STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
December 31, 2005

ASSETS

Cash and cash equivalents	$6,282,000
Receivables:
Oil and gas	296,000
Related party	15,000
Other	12,000
Oil and gas interests, net	1,615,000
Other assets	123,000

$8,343,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$114,000
Accrued liabilities	121,000
Net liabilities of discontinued operations	6,000
Minority interest	79,000

Total liabilities	320,000

Commitments and contingencies (See Note 11)

Shareholders’ equity
Non-redeemable preferred stock, par value, $.01 per share; authorized 50,000,000 shares, none issued
Common stock, par value $.01 per share; authorized 100,000,000 shares; issued and outstanding 11,078,105 shares	111,000
Additional paid-in capital	28,511,000
Accumulated deficit	(20,588,000)
Treasury stock, 1,967 shares at cost	(11,000)

8,023,000

$8,343,000

See accompanying notes to consolidated financial statements.

STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2005 and 2004

	2005	2004
REVENUES:
Oil and gas revenues	$1,605,000	$1,002,000
Interest and other income	194,000	25,000
	1,799,000	1,027,000

EXPENSES:
General and administrative	625,000	631,000
Depreciation, depletion and amortization	337,000	306,000
Oil and gas operations	339,000	229,000
	1,301,000	1,166,000

Income (loss) from continuing operations before income taxes	498,000	(139,000)

Income tax expense	22,000	17,000

Income (loss) from continuing operations	476,000	(156,000)

DISCONTINUED OPERATIONS:
Income (loss) from operations	(6,000)	423,000
Gain on sale of building, net of tax benefit of $49,000 for the year ended December 31, 2005 and net of tax expense of $430,000 for the year ended December 31, 2004	69,000	5,326,000
Minority interest	(3,000)	(1,269,000)

Income from discontinued operations	60,000	4,480,000

Net income	$536,000	$4,324,000

Basic and diluted income (loss) per share:
Income (loss) from continuing operations	$0.04	$(0.01)
Income from discontinued operations	0.01	0.40

Basic and diluted income per share	$0.05	$0.39

Shares used to compute income (loss) per share	11,078,105	11,078,105

See accompanying notes to consolidated financial statements.

STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years ended December 31, 2005 and 2004

	Common Stock		Additional Paid-In	Accumulated	Treasury Stock		Total Shareholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity

Balance,
December 31, 2003	11,078,105	$111,000	$28,511,000	$(25,448,000)	1,967	$(11,000)	$3,163,000
Net income				4,324,000			4,324,000

Balance,
December 31, 2004	11,078,105	111,000	28,511,000	(21,124,000)	1,967	(11,000)	7,487,000
Net income				536,000			536,000

Balance,
December 31, 2005	11,078,105	$111,000	$28,511,000	$(20,588,000)	_1,967	$(11,000)	$8,023,000

See accompanying notes to consolidated financial statements

STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2005 and 2004

	2005	2004
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:
Net income (loss) from continuing operations	$476,000	$(156,000)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Depreciation, depletion and amortization	337,000	306,000

Changes in assets and liabilities:
Increase in oil and gas, related party and other receivables	(132,000)	(80,000)
Increase in oil and gas interests	(381,000)	(172,000)
Increase in other assets	(3,000)	(27,000)
Increase in accounts payable	35,000	19,000
Increase in accrued liabilities	18,000	61,000

NET CASH PROVIDED BY (USED IN) CONTINUING OPERATING ACTIVITIES	350,000	(49,000)

CASH FLOWS FROM CONTINUING INVESTING ACTIVITIES:
Advances to joint operators for development of oil and gas properties	(377,000)	(47,000)
Purchases of property and equipment	(1,000)	0

NET CASH USED IN CONTINUING INVESTING ACTIVITIES	(378,000)	(47,000)

CASH FLOWS OF DISCONTINUED OPERATIONS: (Revised - See Note 2)
Operating cash flows	(386,000)	22,419,000
Investing cash flows	0	7,468,000
Financing cash flows	0	(23,800,000)

NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS	(386,000)	6,087,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(414,000)	5,991,000

CASH AND CASH EQUIVALENTS, beginning of year	6,696,000	705,000

CASH AND CASH EQUIVALENTS, end of year	$6,282,000	$6,696,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid during the year	$0	$1,216,000
Taxes paid during the year	$394,000	$7,000

See accompanying notes to consolidated financial statements.

STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004

NOTE 1 - NATURE OF BUSINESS

Stratford American Corporation and its subsidiaries (the “Company”) owns working and/or royalty interests in oil and gas properties that are primarily located in Oklahoma and Texas. The Company is not an operator with respect to any oil or gas properties. Rather, the Company participates in a property interest through a joint operating agreement. The Company is required to pay its allocable share of drilling and operating expenses based on its working interest, and participates in any discovery on the same basis. As a participant, the Company has only limited management rights with respect to any interest. The Company has no other significant operations and has one business segment.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated balance sheet and statements of operations have been prepared in accordance with U.S. generally accepted accounting principles. Certain prior-year amounts have been reclassified to conform to the current year presentation to reflect the investing portions of the cash flows attributable to the oil and gas operations with no effect on net income. In addition, the Company has separately disclosed the operating, investing and financing portions of the cash flows attributable to its discontinued operations, which in prior periods were reported on a combined basis as a single amount.

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

Property and Equipment

Oil and Gas Properties - The Company utilizes the successful efforts method of accounting for its oil and gas properties as promulgated by Statement of Financial Accounting Standards No. 19, FINANCIAL ACCOUNTING AND REPORTING BY OIL AND GAS PRODUCING COMPANIES. Under this method all costs associated with productive wells are capitalized while nonproductive exploration costs are expensed. Capitalized costs relating to proven properties are depleted using the straight-line method over periods ranging from five to seven years.

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

Environmental

The Company is subject to extensive federal, state and local environmental laws and regulations. These laws, which are constantly changing, regulate the discharge of materials into the environment. Environmental changes affecting the oil and gas properties in which the Company owns interests may have an impact on the Company’s future financial position or results of operations.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Income (Loss) Per Common Share

The Company calculates basic and diluted income (loss) per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE. Basic income (loss) per share is computed using the weighted-average number of common shares outstanding during each period. Diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income of the Company. In calculating diluted income (loss) per share for the year ended December 31, 2005, 0 common stock equivalents were included. In calculating diluted income (loss) per share for the year ended December 31,2004, common stock equivalents consisting of 290,000 stock options have been excluded because their inclusion would have been antidilutive.

Employee Stock Options

The Company has elected to follow Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES (APB 25) and related interpretations in accounting for its employee stock options and to adopt the “disclosure only” alternative treatment under Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION (SFAS 123). Under APB 25, the Company uses the intrinsic method to account for stock options. SFAS 123 requires the use of fair value option valuation models that were not developed for use in valuing employee stock options. Under SFAS No. 123, deferred compensation is recorded for the excess of the fair value of the stock on the date of the option grant, over the exercise price of the option. The deferred compensation is amortized over the vesting period of the option.

Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s pro forma net income and income per share amounts would have been:

	Years ended December 31,
	2005	2004

Net income - as reported	$536,000	$4,324,000
Less:
Total stock based employee compensation expense determined under fair value method for stock options	0	0

Net income - pro forma	$536,000	$4,324,000

Basic and diluted income per share - as reported	$0.05	$0.39
Basic and diluted income per share - pro forma	$0.05	$0.39

NOTE 3 - REAL ESTATE INVESTMENTS/DISCONTINUED OPERATIONS

On August 30, 2004, Scottsdale Thompson Peak, LLC (“STP”), entered into a Purchase and Sale Agreement (“the Agreement”) with Holualoa Arizona, Inc, an Arizona corporation (“Holualoa”) to sell the Company’s real estate segment, which consisted primarily of an office building located in Scottsdale, Arizona (“the Property”). The Agreement called for the closing of the sale of the Property by the end of November 2004 at a price of $31,400,000. The transaction closed on November 9, 2004. Debt service obligations of $23,401,000, which were inclusive of a $20,000,000, 5.9% loan, a $2,500,000, 6% loan and a $1,800,000, 10% loan, were paid out of the cash proceeds from the sale of the Property. Discontinued operations in the consolidated statements of operations reflect the results of operations of the Property sold in November 2004, including allocated interest expense for the periods presented. Interest expense was allocated to discontinued operations based on the outstanding debt specifically identified above. Net cash proceeds from the November 9, 2004 sale of the Property to STP, of which the Company owns 80% of the membership interests in, were $7,468,000. The Company’s 80% share of the proceeds was approximately $5,974,000. The Company has not made any decisions as to the use of the proceeds from the sale of the Property and is currently evaluating the best use of these proceeds. Should the Merger Agreement, discussed in Item 1 - Description of Business - Subsequent Events and in Part II - Item 5 - Market for Common Equity and Related Stockholder Matters - Dividends. JDMD intends to finance the merger through use of the cash reserves of the Company, which will become available immediately upon the effectiveness of the merger, and cash available to JDMD from its business activities unrelated to Stratford.

The Company recognized a gain of $5,326,000, net of estimated tax of $430,000, from the sale of the Property. Completion of the Company’s 2004 tax returns in September of 2005 resulted in $49,000 lower income tax liabilities than originally estimated. Also, a reserve established for estimated expenses of $20,000, relating to the sale, was reversed when it was determined that all costs had been paid. Accordingly, for the year ended December 31, 2005, the Company recognized a gain on sale of building of $69,000. The real estate segment has been accounted for as a discontinued operation and, accordingly, its net liabilities, results of operations and cash flows are segregated for all periods presented in the accompanying condensed consolidated financial statements.

The components of net liabilities of discontinued operations as of December 31, 2005 consist of accounts payable of $6,000. These liabilities will be adjusted in the future if the Company’s estimate of remaining costs changes. The effect of any future adjustments to net liabilities of discontinued operations would be presented in the income statement as an adjustment to the previously recorded gain on sale of building. The components of net liabilities of discontinued operations as of December 31, 2004 consist of income taxes payable of $430,000 and accounts payable of $26,000.

Following is a summary of the operating results of the discontinued operations for the years ended December 31, 2005 and 2004:

	Years ended December 31,
	2005	2004

Revenues	$0	$2,070,000
Expenses	(6,000)	(1,647,000)
Gain on sale of building	69,000	5,326,000
Minority interest share of net income	(3,000)	(1,269,000)

Income from discontinued operations	$60,000	$4,480,000

Had the sale of the Property been completed as of January 1, 2004, the Company would have reported the following:

	Years ended December 31,
	2005	2004

Total revenue	$1,799,000	$1,027,000
Net income (loss)	$476,000	$(156,000)

Basic and diluted income (loss) per share	$0.04	$(0.01)

Pro Forma weighted average shares outstanding:	11,078,105	11,078,105

NOTE 4 - OIL AND GAS ACTIVITIES

The Company, through its wholly-owned subsidiary Stratford American Energy Corporation (“SAEC”), purchased working interests in 23 oil and gas properties located in Oklahoma and Texas, effective April 1, 2002. Subsequent to the 2002 purchase, the Company has participated in the successful drilling of new producing wells, and as of December 31, 2005, has working interests in 40 producing oil and gas properties. Development, lease costs and equipment expenditures, by the Company, through SAEC, during 2005 were $722,000. $425,000 was spent on drilling costs for eleven development wells the Company elected to participate in, of which eight are now producing properties. As of December 31, 2005, $83,000 of these expenditures were prepaid to two operators for the drilling of three development wells which the Company elected to participate in. These development wells are expected to be completed in the second quarter of 2006. In exchange for $281,000 lease costs paid, the Company received a 10% working interest in 14,000 acres of land that these wells will be drilled on. $16,000 was spent on equipment purchases for four producing properties. Total capitalized costs of the SAEC properties and accumulated depletion and amortization are as follows:

December 31, 2005

Oil and gas interests at December 31, 2004	$985,000
2005 development, lease and equipment additions	702,000
(net of dry-hole costs of $20,000)
Less accumulated depletion and amortization	(457,000)

$1,230,000

The Company recognized depletion expense of $158,000 and $122,000 for the years ended December 31, 2005 and 2004, respectively and amortization expense of $1,000 for each of the years ended December 31, 2005 and 2004.

In addition to the oil and gas interests, acquisition costs of $68,000 are being amortized equally over a seven-year period, which is the estimated life of the wells. The Company recognized amortization expense of $8,000 and $9,000 for the years ended December 31, 2005 and 2004, respectively. Total accumulated amortization of acquisition costs is $35,000 at December 31, 2005, leaving net acquisition costs of $33,000 on the books of the Company, which are reported within other assets in the accompanying consolidated balance sheet.

The Company, through its wholly-owned subsidiary SA Oil and Gas Corporation (“SA Oil”) owns working and/or royalty interests in 87 oil and gas properties located in Oklahoma and Texas. Total capitalized costs of the SA Oil properties and accumulated depletion and amortization are follows:

December 31, 2005

Oil and gas interests at December 31, 2004	$3,673,000
2005 development and equipment additions	50,000
Less accumulated depletion and amortization	(3,344,000)

$379,000

Oil and gas interests are being depleted equally over a seven-year period, which is the estimated life of the wells. The Company recognized depletion expense of $134,000 for each of the years ended December 31, 2005 and 2004 and amortization expense of $13,000 and $16,000 for the years ended December 31, 2005 and 2004, respectively.

In addition to the oil and gas interests, acquisition costs of $48,000 are being amortized equally over a seven-year period. The Company recognized amortization expense of $8,000 and $7,000 for the years ended December 31, 2005 and 2004, respectively. Total accumulated amortization of acquisition costs is $34,000 at December 31, 2005, leaving net acquisition costs of $14,000 on the books of the Company, which are reported within other assets in the accompanying consolidated balance sheet.

Stratford American Resource Corporation (“SARC”) originally paid $38,000 for a nominal working interest in five oil and gas wells. The wells were fully depleted at December 31, 2005. In September of 2005, a well that had previously been shut-in was recompleted and returned to production. The Company paid $6,000 in drilling and equipment costs. These costs are being amortized equally over a five-year period, which is the estimated life of the well.

Total net oil and gas interests at December 31, 2005 are $1,615,000. Total net acquisition costs, relating to the oil and gas properties, are $47,000 at December 31, 2005.

NOTE 5- FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximates fair value as they are expected to be collected or paid within 90 days of year end.

NOTE 6 - STOCK OPTION PLAN

In July 1998, the Company adopted a Stock Option Plan (the “Plan”). Common stock reserved for grants to key employees of the Company under the Plan in each calendar year is based on a percentage of total common stock outstanding in each such calendar year. The aggregate number of shares of common stock for which options may be granted or for which stock grants may be made to any one individual participating in the Plan may not exceed 500,000 shares per year or 2,000,000 shares over the term of the Plan. Options become exercisable over a specific period of continuous employment according to each grant awarded, but may not be exercised more than ten years from the Date of Grant. The options under the Plan were granted at the fair market value of the Company’s stock at the date of grant as determined by the Company’s Board of Directors.

In January 2000, the Board granted stock options to certain directors to purchase 190,000 shares of common stock. The 2000 options were exercisable at $1.25 per share, fully vested at grant date. The options expired on January 3, 2005. There were 100,000 options originally granted to certain directors in 1998 and previously extended expired in November 2003. The Board extended these options with an exercise price of $0.50 for a period of two years with a new expiration date in November 2005. The fair value on the extension date was less than the exercise price; therefore, no compensation expense was recorded. These options were not extended and expired in November 2005. In October 2002, 50,000 options granted to a consultant for services performed in 1999 expired. The options were fully vested at grant date and were valued at $15,000 and charged to compensation expense in 1999. The Board, on October 11, 2002, extended these options with an exercise price of $0.79 for a period of two years with a new expiration date of October 2004. These options have expired. There was no compensation expense recognized for any options in 2005.

No stock options were extended and no new stock options were granted in 2005. There are no stock options outstanding as of December 31, 2005.

NOTE 7 - INCOME TAXES

The Company incurred current federal income tax expense of $2,000, due to alternative minimum tax limitations on net operating loss carryforwards applied to income from continuing operations and incurred current state income tax expense of $27,000 on income from continuing operations for the year ended December 31, 2005. The income tax expense of $22,000, for continuing operations for the year ended December 31, 2005, reflects a credit of $7,000 attributable to a refund received for overpayment of estimated taxes for the year ended December 31, 2004.  Income of $60,000 from discontinued operations was offset by net operating loss carryforwards for the year ended December 31, 2005.  Income of $5,247,000 from discontinued operations was offset by federal net operating loss carryforwards for the year ended December 31, 2004.

A reconciliation of the provision for income taxes on income from continuing operations for the years ended December 31, 2005 and 2004, and the amount that would be computed using the statutory federal income tax rate are as follows:

	2005		2004

Computed income taxes at statutory federal income rate of 34%	$184,000	34.00%	$(53,000)	34.00%
State income taxes, net of federal effect	18,000	3.33%	11,000	(7.05%)
Change in federal valuation allowance	(288,000)	(53.22%)	53,000	(34.00%)
Other	108,000	19.96%	6,000	(3.85%)
	$22,000	4.07%	$17,000	(10.90%)

The provision for income taxes on income from continuing operations for the years ended December 31, 2005 and 2004, consisted of the following:

	2005			2004
	Current	Deferred	Total	Current	Deferred	Total

Federal	$2,000	$0	$2,000	$0	$0	$0
State	20,000	0	20,000	17,000	0	17,000
	$22,000	$0	$22,000	$17,000	$0	$17,000

During the year ended December 31, 2005, the Company paid $450,000 in estimated state and federal income taxes. Estimated taxes paid of $8,000 were attributable to income from continuing operations for the year ended December 31, 2005. Taxes were paid in 2005 of $442,000, for estimated tax liabilities for the year ended December 31, 2004, of which $430,000 was attributable to income from the gain on sale of discontinued operations and $12,000 was attributable to income from continuing operations. Upon completion of the Company’s 2004 state and federal income tax returns in September of 2005, the Company was entitled to income tax refunds of $56,000 for overpayment of estimated taxes, of which $49,000 was attributable to income from discontinued operations and $7,000 was attributable to income from continuing operations for the year ended December 31, 2004. The refunds were received in October and November of 2005.

The following carryforwards are available at December 31, 2005, to offset future taxable income and income taxes as follows:

	Year Expires	Amount

Net operating loss	2006-2022	$3,015,000
General business credit	2019	5,000
Alternative minimum tax credit		80,000

If certain substantial changes in the Company’s ownership should occur, there would be an annual limitation on the amount of the carryforwards which can be utilized, which could potentially impair the ability to utilize the full amount of the carryforward.

Deferred income tax assets (liabilities) included in the consolidated balance sheet at December 31, 2005 consisted of the following:

Deferred tax asset:
Allowance for mining interest impairment	$369,000
Net operating loss carryforwards and federal tax credits	1,110,000
Differences in depreciation and depletion	135,000

Total deferred tax assets before valuation allowance	1,614,000

Deferred tax liability:
Differences in depreciation	(9,000)

Valuation allowance	(1,605,000)

Net deferred tax asset	$0

The valuation allowance for the deferred tax assets as of January 1, 2005 was $1,893,000. The net change in the total valuation allowance for the year ended December 31, 2005 was a decrease of $288,000. The Company believes it is more likely than not that all or a portion of the net deferred tax asset will not be utilized.

NOTE 8 - OPERATING LEASE COMMITMENTS

The aggregate future minimum lease commitments under a non-cancelable operating lease for the Stratford American Corporation corporate offices are as follows:

Year ending December 31:
2006	106,000
2007	87,000

Total	$193,000

The lease expires in October 2007. The Company has no options for renewal under the current lease.

Rent expense, including base rent and additional charges, was $84,000 and $104,000 for the years ended December 31, 2005 and 2004, respectively. Rental expense for each of the two years was reduced by income received from subleases. (See Note 9)

NOTE 9 - RELATED PARTY TRANSACTIONS

During 2005, the Company received $68,000 from two companies that are partially owned by four of the Company’s executives or directors. These receipts were reimbursements for administrative expenses incurred by the Company on behalf of the related parties. These are recorded as a reduction of general and administrative expense for 2005 and 2004. At December 31, 2005, $15,000 of these reimbursements are recorded as related party receivables in the accompanying consolidated balance sheet.

The Company has a month-to-month sublease of the Company’s offices with a company that is owned by a majority shareholder of the Company. The monthly rent is $2,000, which is at market rate. The Company received $24,000 for each of the years ended December 31, 2005 and 2004. These receipts from the sublease were recorded as a reduction in rental expense, included in general and administrative expense. At December 31, 2005, all of the sublease payments had been received.

NOTE 10 - NET INCOME (LOSS) PER SHARE

In accordance with the provisions of FASB Statement of Financial Accounting Standards No. 128 (“Statement 128”), EARNINGS PER SHARE, basic earnings (loss) per share is computed on the basis of the weighted-average number of common shares outstanding during the periods. Diluted earnings (loss) per share is computed based upon the weighted-average number of common shares plus the assumed issuance of common shares for all potentially dilutive securities. The computations of basic and diluted net income (loss) per share are as follows:

	Years Ended December 31,
	2005	2004
Basic earnings (loss) per share:
Numerator
Net income (loss) from continuing operations, net of income tax	$476,000	$(156,000)
Income from discontinued operations, net of income tax	60,000	4,480,000

Net income applicable to common shares	$536,000	$4,324,000

Denominator
Weighted average common shares outstanding	11,078,105	11,078,105

Basic earnings (loss) per share from:
Continuing operations	$0.04	$(0.01)
Discontinued operations	0.01	0.40

Net income per share applicable to common shares - basic	$0.05	$0.39

Diluted earnings (loss) per share:
Numerator
Net income (loss) from continuing operations, net of income tax	$476,000	$(156,000)
Income from discontinued operations, net of income tax	60,000	4,480,000

Net income applicable to common shares	$536,000	$4,324,000

Denominator
Weighted average common shares outstanding	11,078,105	11,078,105
Effect of dilutive securities - stock options	0	0

Weighted average diluted common shares outstanding	11,078,105	11,078,105

Diluted earnings (loss) per share from:
Continuing operations	$0.04	$(0.01)
Discontinued operations	0.01	0.40

Net income per share applicable to common shares - diluted	$0.05	$0.39

Stock options not included in diluted income per share	0	290,000

NOTE 11 - COMMITMENTS AND CONTINGENCIES

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

Our Chief Executive Officer, our President and our Controller, based on the evaluation of our disclosure controls and procedures (as defined in rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that, as of December 31, 2005, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information was accumulated and communicated to our Chief Executive Officer, our President and our Controller, in a manner that allowed for timely decisions regarding disclosure.

During the last fiscal quarter, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 9.	Directors and Executive Officers; Compliance With Section 16(a) of the Exchange Act

Directors and Executive Officers

The following table sets forth certain information with respect to the current directors and executive officers of the Company:

Name	Age	Position, Tenure and Experience

David H. Eaton	70
Mr. Eaton has served as Chairman of the Board of Directors of the Company since February 1988, and as its Chief Executive Officer since June 1988. Mr. Eaton serves as a Director of Stratford American Resource Corporation (“SARC”), Stratford American Energy Corporation (“SAEC”), Stratford American Gold Venture Corporation (“SAGVC”) and Stratford American Oil and Gas Corporation (“SAOGC”), as a Director and Chief Executive Officer of Stratford American Car Rental Systems, Inc. (“SCRS”), and as a Director and the President of Stratford American Properties Corporation (“SAPC”). Mr. Eaton’s principal occupation is serving as a managing member of JDMD.  The principal business of JDMD is (i) making investments in businesses, companies, and properties by means of acquisitions of stock, partnership interests, limited liability company memberships, and direct acquisitions of property and assets, and (ii) holding and managing such investments.

Gerald J. Colangelo	66
Mr. Colangelo has been a Director of the Company since April 1989. He is also a Director of SCRS, SAPC and SAGVC. Mr. Colangelo currently is the Chief Executive Officer of the Phoenix Suns of the National Basketball Association. Additionally, Mr. Colangelo is responsible for bringing Major League Baseball to Phoenix, Arizona.

Name	Age	Position, Tenure and Experience

Richard H. Dozer	48
Mr. Dozer has been a Director of the Company since March 1998. Mr. Dozer joined the Phoenix Suns Professional Basketball franchise in July 1987 as Business Manager, was promoted to Vice President and Chief Operating Officer in June 1989, and served in that position until March 1995, when he was named President of the Arizona Diamondbacks, where he serves today.

Dale M. Jensen	56
Mr. Jensen has been a Director of the Company since March 1998. Mr. Jensen was the co-founder and former Executive Vice President of Information Technology, Inc., a computer software provider to banks and savings and loan associations. Mr. Jensen retired from that position when Information Technology, Inc. was sold in 1995 and has been managing his personal investments since that time. Mr. Jensen’s current investment holdings include ranch and farm properties, oil and gas development and exploration, real estate development, including world class golf courses, hotels, restaurants and convention centers, High Five Entertainment and an interest in the Phoenix Suns and the Arizona Diamondbacks.

Mel L. Shultz	55
Mr. Shultz has been a Director and the President of the Company since May 1987. Mr. Shultz is also a Director and the President of SCRS, SARC, SAEC, SAGVC, and SAOGC, and a Director of SAPC.  Mr. Shultz’s principal occupation is serving as a managing member of JDMD.  The principal business of JDMD is (i) making investments in businesses, companies, and properties by means of acquisitions of stock, partnership interests, limited liability company memberships, and direct acquisitions of property and assets, and (ii) holding and managing such investments.  In addition, Mr. Shultz has served as a member of Theater Development & Management, L.L.C., the manager of Phoenix Downtown Theatre, L.L.C., since January 1999.  The principal business of Phoenix Downtown Theatre is the ownership and management of the Dodge Theatre.

Mitchell S. Vance	43
Mr. Vance has been a Director of the Company since July 1998. From February 1993 to March 1998, Mr. Vance was a Partner of Pacific Mezzanine Investors, a private investment firm based in Newport Beach, California, which invests in private equity and debt securities primarily for leveraged buyouts and for late-stage venture investments, and manages over $350 million of capital for eight institutional limited partners. From 1990 to 1993, Mr. Vance was a General Partner of Tessler, Geisz and Vance, a New York based private leveraged buyout firm. Previously, Mr. Vance was an associate with the leveraged buyout firm of Levine, Tessler, Leichtman & Company in Beverly Hills, California. He began his career as an investment manager with First Westinghouse Capital Corporation in Pittsburgh, Pennsylvania. Mr. Vance has been a board member of Suiza Foods Corporation, Smarte Carte, Inc. and is currently a board member of Vantage Mobility International.

Daniel E. Matthews	55
Mr. Matthews was appointed Treasurer and Secretary of the Company on December 1, 1999. Mr. Matthews has been the Controller of the Company since May 1997 and served as Manager of Treasury Operations for Express America Mortgage Corporation from 1992 - 1996. Mr. Matthews is also the Treasurer and Secretary of SCRS, SARC, SAEC, SAGVC, SAPC and SAOGC.

The Board of Directors currently consists of six members holding seats to serve as members until the next Annual Meeting of Stockholders or until their respective successors are duly elected and qualified, unless they earlier resign or are removed from office. The Company’s Bylaws presently provide for a Board of Directors of not less than three (3) nor more than fifteen (15) in number, with the exact number to be fixed as provided in the Company’s Bylaws.

Committees of the Board of Directors

The Company does not maintain a separately-designated standing audit committee. The Board of Directors, as a whole, serves as the audit committee. Richard H. Dozer qualifies as an “audit committee financial expert” as defined by the SEC pursuant to the Sarbanes-Oxley Act of 2002.

The Company does not maintain separately-designated compensation or nominating committees. The functions typically performed by these committees are performed by the full Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s directors and officers, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of the Company’s equity securities. Officers, directors and greater than 10% stockholders are required by SEC regulations to provide the Company with copies of all Section 16(a) reports they file. To the Company’s knowledge, based solely upon a review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that, during the fiscal year ended December 31, 2005, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

Code of Business Conduct and Ethics

The Company has adopted a Code of Business Conduct that applies to all of its directors, officers and employees. Our code of Business Conduct and Ethics was filed as Exhibit A to our Definitive Proxy Statement (Schedule 14A) filed with the Securities and Exchange Commission on April 29, 2004.

Item 10.	Executive Compensation

Compensation of Directors

The Company generally does not compensate its directors for services as such, but reimburses them for reasonable expenses involved in attending meetings.

On November 9, 1998, Richard H. Dozer and Mitchell S. Vance were each granted the option to purchase 50,000 shares of the common stock of the Company at an exercise price of Fifty Cents ($0.50) per common share. The options were awarded pursuant to the Company’s 1998 Stock Incentive Plan and became vested in full as of the date of the grants. The options expired on November 9, 2005. On January 3, 2000, David H. Eaton and Mel L. Shultz were each granted the option to purchase 95,000 shares of the common stock of the Company at an exercise price of One Dollar and Twenty-Five Cents ($1.25) per common share. The options were awarded pursuant to the Company’s 1998 Stock Incentive Plan and became vested in full as of the date of the grants. The options expired on January 3, 2005. All directors are eligible for awards under the Company’s 1998 Stock Incentive Plan.

Executive Compensation

The following table sets forth the compensation paid to the Chief Executive Officer and the President of the Company (collectively, the “Named Executive Officers”) for services rendered in all capacities to the Company during the periods indicated. Compensation for each of the Company’s other executive officers was less than $100,000 during such periods.

Summary Compensation Table

				Long Term
				Compensation
				Awards
				Securities
	Annual Compensation		Other Annual	Underlying
Name and Principal Position	Year Ended	Salary ($)	Compensation	Options/SARs (#)

David H. Eaton	2005	$7,921	$0	0
Chief Executive Officer	2004	$7,921	$0	0
	2003	$7,921	$50,000	0

Mel L. Shultz	2005	$7,921	$0	0
President	2004	$7,921	$0	0
	2003	$7,921	$50,000	0

Option Grants in Last Fiscal Year

During 2005, the Company made no option grants to the executive officers listed in the Summary Compensation Table above.

Aggregated Option/SAR Exercises in Last Year and FY-End Option/SAR Values

Name	Shares acquired on exercise (#)(1)	Value realized ($)	Number of securities underlying unexercised options/SARs at FY-end (#) exercisable/unexercisable	Value of unexercised in-the-money options/SARs at FY-end ($) exercisable/unexercisable

David H. Eaton	0	0	0/0	0/0
Mel L. Shultz	0	0	0/0	0/0
____________
(1)	No stock options were exercised in 2005 by the Named Executive Officers.

Item 11.	Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information, as of December 31, 2005, with respect to the number of shares of the Company’s Common Stock beneficially owned by individual directors and director nominees, by all directors and officers of the Company as a group and by persons known to the Company to own more than 5% of the Company’s Common Stock. Unless otherwise indicated below, to the Company’s knowledge, all persons below have sole voting and investment power with respect to their shares, except to the extent authority is shared by spouses under applicable law. This information is based upon the Company’s records and the persons’ filings with the Securities and Exchange Commission.

Name and Address of Beneficial Owner	Common Shares	Percent Of Total (1)

JDMD Investments, LLC(2) 2400 E. Arizona Biltmore Circle Phoenix, Arizona 85016	3,287,298	29.7%

The DRD 97 Trust(3) 2200 E. River Road, Suite 105 Tucson, Arizona 85718	2,551,189	23.0%

Bulgheroni SPA Via Buccan 33 21056 Induno Olona (VA) Italy	1,396,700	12.6%

David H. Eaton(2) (4) 2400 E. Arizona Biltmore Circle Phoenix, Arizona 85016	886,824.5	8.0%

DCE Investments, LLC(2) (5) 2400 E. Arizona Biltmore Circle Phoenix, Arizona 85016	821,824.5	7.4%

Gerald J. Colangelo(2) 201 E. Jefferson Street Phoenix, Arizona 85004	821,824.5	7.4%

KBKM Real Estate, LLC(2) (5) 201 E. Jefferson Street Phoenix, Arizona 85004	821,824.5	7.4%

Mel L. Shultz 2) 2400 E. Arizona Biltmore Circle Phoenix, Arizona 85016	821,824.5	7.4%

Name and Address of Beneficial Owner	Common Shares	Percent Of Total (1)

Mel L. and Beth Jane Shultz Revocable Trust(2) 2400 E. Arizona Biltmore Circle Phoenix, Arizona 85016	821,824.5	7.4%

Dale M. Jensen(2) 4021 E. Lamar Road Paradise Valley, Arizona 85253	821,824.5	7.4%

Richard H. Dozer(3) 401 E. Jefferson Street Phoenix, Arizona 85004	3,334	*

Mitchell S. Vance(3) 26 Burning Tree Road Newport Beach, California 92660	0	0%*

All directors, director nominees and officers as a group (6 persons)	3,355,632	30.3%
____________
*	Less than 1%.
(1)	Percentage of ownership is based on 11,078,105 shares of common stock outstanding as of February 28, 2006.
(2)
Mr. Jensen, the Mel L. Shultz and Beth Jane Shultz Revocable Trust, DCE Investments, LLC and KBKM Real Estate, LLC each own a 25% interest in JDMD. Messrs. Jensen, Shultz, Colangelo and Eaton, the managers of JDMD, share voting and investment power with respect to the shares held by JDMD. Accordingly, the number of shares reported for each of Messrs. Colangelo, Eaton, Jensen and Shultz, the Shultz Revocable Trust, DCE Investments, LLC and KBKM Real Estate, LLC represents 25% of the number of shares owned by JDMD.

(3)	All 2,551,189 shares of common stock are owned by DRD Trust. As trustees of DRD Trust, Donald R. Diamond and Joan B. Diamond have the power to vote, dispose or direct the shares owned by DRD Trust.
(4)	Includes 65,000 shares of common stock issued to the Eaton Trust, David H. Eaton and Carol E. Eaton as trustees, in exchange for shares of SA Oil and Gas Corporation previously owned.
(5)	On October 31, 2005, Gerald Colangelo and Eaton Trust transferred their 25% interest in JDMD to KBKM Real Estate, LLC and DCE Investments, LLC, respectively.

Item 12.	Certain Relationships and Related Transactions

All transactions between the Company and its officers, directors, principal shareholders or affiliates have been and will be on terms no less favorable to the Company than can be obtained from unaffiliated third parties and have been and will be approved by a majority of the disinterested directors of the Company.

Item 13.	Exhibits, List and Reports on Form 8-K

(a)	Financial Statements and Financial Statement Schedules; Exhibits - See “Item 7 - Financial Statements and Supplementary Data” above.

The Exhibits listed on the accompanying Exhibits Index are filed as part of, or  incorporated by reference into, this report.

Contracts with management and any compensatory plans or arrangements relating to management are as follows:

Number	Description

10.20
Stratford American Corporation 1998 Stock Incentive Plan.  Incorporated by reference as Exhibit 2 to the Company’s Definitive Proxy Statement (Schedule 14A) for its annual meeting of shareholders held on July 8, 1998, which was filed with the Securities and Exchange Commission on April 28, 1998.

(b)	Reports on Form 8-K

No reports on Form 8-K were filed during the fourth quarter of 2005:

The following report on Form 8-K was filed subsequent to the fourth quarter ended December 31, 2005:

On February 1, 2006, the Company filed a Form 8-K dated January 31, 2006, relating to an Agreement and Plan of Merger with JDMD Investments, LLC, an Arizona limited liability company, Stratford Holdings, LLC, an Arizona limited liability company, and Stratford Acquisition, LLC, an Arizona limited liability company and wholly-owned subsidiary of Stratford Holdings, pursuant to which Stratford Acquisition will merge with and into the Company, with the Company continuing as the surviving corporation.

Item 14.	Principal Accountant Fees and Services

The following is a summary of the fees billed to us by KPMG, LLP, our independent auditors, for professional services rendered for the fiscal years December 31, 2005 and December 31, 2004:

Fee Category	Fiscal 2005 Fees	Fiscal 2004 Fees

Audit Fees (1)	$90,000	$82,000
Audit-Related Fees (2)	0	7,000
Tax Fees (3)	66,000	44,000
All Other Fees (4)	0	0
Total Fees	$156,000	$133,000
____________
(1)
Audit Fees consist of aggregate fees billed for professional services rendered for the audit of our annual financial statements and review of the interim financial statements included in quarterly reports for the fiscal years ended December 31, 2005 and December 31, 2004, respectively.

(2)
Audit-Related Fees consist of aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” During the fiscal year ended December 31, 2005, there were no Audit Related Fees billed. During the fiscal year ended December 31, 2004, Audit Related Fees were billed for professional services rendered in connection with the sale of the real estate segment.

(3)
Tax Fees consist of aggregate fees billed for professional services rendered in connection with tax preparation, tax consultation, and statutory filings for the fiscal years ended December 31, 2005 and December 31, 2004, respectively.

(4)	During the fiscal years ended December 31, 2005 and 2004, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

The Board of Directors, functioning as the audit committee, believes that the non-audit services provided by KPMG LLP are compatible with maintaining the auditor’s independence. None of the time devoted by KPMG LLP on its engagement to audit the Company’s financial statements for the years ended December 31, 2005 and 2004 is attributable to work performed by persons other than KPMG LLP employees. Before KPMG LLP is engaged by the Company or its subsidiaries to render any audit or non-audit services, the engagement is approved by the Board of Directors, functioning as the audit committee, and all such services are approved, and were approved, in this manner.

SIGNATURES

In accordance with the requirements of the Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRATFORD AMERICAN CORPORATION Registrant

Date: March 31, 2006	By:	/s/ David H. Eaton
David H. Eaton, Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 2006	By:	/s/ David H. Eaton
David H. Eaton, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: March 31, 2006	By:	/s/ Mel L. Shultz
Mel L. Shultz, President and Director

Date: March 31, 2006	By:	/s/ Gerald J. Colangelo
Gerald J. Colangelo, Director

Date: March 31, 2006	By:	/s/ Richard H. Dozer
Richard H. Dozer, Director

Date: March 31, 2006	By:	/s/ Dale M. Jensen
Dale M. Jensen, Director

Date: March 31, 2006	By:	/s/ Mitchell S. Vance
Mitchell S. Vance, Director

Date: March 31, 2006	By:	/s/ Daniel E. Matthews
Daniel E. Matthews Controller, Secretary & Treasurer

EXHIBITS INDEX

Exhibits 31.1, 31.2, 31.3 and 32 are filed with this report. The Company hereby incorporates all other exhibits by reference pursuant to Rule 12b-32, each of which (except Exhibits 3.3, 10.9, 10.10, 10.11, 10.12, 10.13, 10.14, 10.15, 10.16, 10.17, 10.18, 10.19, 10.20, 10.21, 10.22, 14.1 and 21.1) was filed as an exhibit to the Company’s Registration on Form 10, which was filed July 22, 1988, and amended on October 7, 1988, and December 8, 1988. Exhibit 3.3 was filed with the Company’s Registration Statement on Form S-1 on June 12, 1989, with the Securities and Exchange Commission. Exhibit 10.9 was filed as Exhibit 2.1 to the Company’s Form 8-K, which was filed with the Securities and Exchange Commission on October 28, 1998. Exhibit 10.10 was filed as Exhibit 10.39 to the Company’s form 10-KSB for the year ended December31, 1998, which was filed with the Securities and Exchange Commission on March 31, 1999. Exhibits 10.11, 10.12, and 10.13 were filed with the Company’s Form 10-KSB for the year ended December 31, 1999 which was filed with the Securities and Exchange Commission on March 30, 2000. Exhibit 10.14 was filed with the Company’s Form 10-KSB for the year ended December 31, 2000, which was filed with the Securities and Exchange Commission on March 30, 2001. Exhibit 10.15 was filed as Exhibit 2.1 to the Company’s Form 8-K, which was filed with the Securities and Exchange Commission on May 2, 2001. Exhibit 10.16 was filed as Exhibit 2.1 to the Company’s Form 8-K, which was filed with the Securities and Exchange Commission on June 18, 2002. Exhibit 10.17 was filed as Exhibit 2.1 to the Company’s Form 8-K, which was filed with the Securities and Exchange Commission on December 26, 2002. Exhibit 10.18 was filed as Exhibit 10.1 to the Company’s Form 8-K, which was filed with the Securities and Exchange Commission on December 26, 2002. Exhibit 10.19 was filed with Form 10-KSB for the year ended December 31, 2002, which was filed with the Securities and Exchange Commission on March 31, 2003. Exhibit 10.20 was filed with the Company’s Definitive Proxy Statement (Schedule 14A) for its annual meeting of shareholders held on July 8, 1998, which was filed with the Securities and Exchange Commission on April 28, 1998. Exhibit 10.21 was filed as Exhibit 99.2 to the Company’s Form 8-K, which was filed with the Securities and Exchange Commission on November 15, 2004. Exhibit 10.22 was filed as Exhibit 2.1 to the Company’s Form 8-K, which was filed with the Securities and Exchange Commission on February 1, 2006. Exhibit 14.1 was filed as Exhibit A with the Company’s Definitive Proxy Statement (Schedule 14A) for its annual meeting of shareholders held on June 20, 2004, which was filed with the Securities and Exchange Commission on April 29, 2004. Exhibit 21.1 was filed with the Company’s Form 10-KSB for the year ended December 31, 2003, which was filed with Securities and Exchange Commission on March 31, 2004.

Number	Description

3.1	Articles of Incorporation
3.2	By-laws
3.3	Articles of Amendment to Articles of Incorporation
4.1	Form of Common Stock Certificate
4.2	Form of Series “A” Preferred Stock Certificate
4.3	Articles IV of the Articles of Incorporation
4.4	Article III of the Bylaws
10.1	Indemnification Agreement, dated as of May 19, 1988, between the Company and Mel L. Shultz
10.2	Schedule of Omitted Indemnification Agreements
10.3	Indemnification Agreement, dated as of February 19, 1988, relating to guarantees
10.4	Indemnification Agreement, dated as of May 10, 1988, relating to guarantees
10.5	Registration Agreement, dated as of February 19, 1998
10.6	Agreement, dated as of February 18, 1988, relating to restrictions against preferred shares

Number	Description

10.7	Trust Agreement, dated as of June 18, 1987
10.8	Share Sale and Registration Agreement, dated January 31, 1989
10.9	Acquisition Agreement between Stratford American Car Rental Systems, Inc. and Dollar Rent A Car Systems, Inc. dated September 24, 1998
10.10	Net Lease Agreement between Stratford American Car Rental Systems, Inc. and Dollar Rent A Car Systems, Inc. dated October 1, 1998
10.11	Post-Closing Statement between Dollar Rent A Car Systems, Inc. and Stratford American Car Rental Systems, Inc. dated January 27, 1999
10.12
Settlement Agreement between Stratford American Resource Corporation, Energy Investments Advisors, Inc., Oil & Gas Advisors, Inc., Petroleum Advisors & Co., Samuel B. Davis, and Hugh J. Davis, dated October 6, 1999

10.13	Purchase Agreement by and between Foot Creek Corporation of Arizona and Grandilla (Arizona), Inc. and Stratford American Car Rental Systems, Inc. dated December 29, 1999
10.14	Operating Agreement between DVI Raintree, LLC, Stratford American Corporation and Colonial Raintree, LLC dated October 26, 2000
10.15	Stock Purchase Agreement, dated March 22, 2001 by and among SA Oil and Gas Corporation, the shareholders of SA Oil and Gas Corporation and Stratford American Corporation.
10.16	Purchase and Sale Agreement, dated June 5, 2002 by and between Crown Energy Drilling Production Fund 2001-1 Limited Partnership and Stratford American Energy Corporation
10.17	Purchase and Sale Agreement, dated July 17, 2002, by and between Opus West Corporation, a Minnesota corporation, and Stratford American Corporation
10.18	Letter Agreement between Stratford American Corporation, JDMD Investments, L.L.C., Diamond Ventures, Inc., Golden Gate Apartments, Ltd., L.P., Auriga Properties, Inc., DRD-97 Trust and David Goldstein
10.19	Operating Agreement of Scottsdale Thompson Peak, LLC
10.20	Stratford American Corporation 1998 Stock Incentive Plan
10.21	Purchase and Sale Agreement, dated August 30, 2004, by and between Holualoaholualoa,
Holualoa Arizona, Inc. and Scottsdale Thompson Peak, LLC
10.22	Agreement and Plan of Merger, dated January 31, 2006, by and between
JDMD Investments, L.L.C., Stratford Holdings, L.L.C., and Stratford
Acquisition, L.L.C.
14.1	Code of Ethics
21.1	Subsidiaries
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Note: Shareholders may obtain copies of Exhibits by making written request to the Secretary of the Corporation and paying copying costs of $0.10 per page, plus postage.