Form 10QSB
period 2006-03-31
STRATFORD AMERICAN CORP
filed 2006-05-15
CIK 836435

Index

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________

FORM 10-QSB
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Applicable Only To Corporate Issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  11,078,105 shares of common stock, par value $.01 per share, as of April 30, 2006.

Transitional Small Business Disclosure Format (check one):  Yes ☐ No ☒

Index

STRATFORD AMERICAN CORPORATION

Index

PART 1.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
March 31, 2006
(unaudited)

ASSETS

Cash and cash equivalents	$6,342,000
Receivables:
Oil and gas	303,000
Related party	16,000
Other	12,000
Oil and gas interests, net	1,645,000
Other assets	100,000

$8,418,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	256,000
Accrued liabilities	40,000
Net liabilities of discontinued operations	6,000
Minority interest	80,000

Total liabilities	382,000

Commitments and contingencies (See Note 8)

Stockholders’ equity:
Non-redeemable preferred stock, par value $.01 per share; authorized 50,000,000 shares, none issued
Common stock, par value $.01 per share; authorized 100,000,000 shares; issued and outstanding 11,078,105 shares	111,000
Additional paid-in capital	28,511,000
Accumulated deficit	(20,575,000)
Treasury stock, 1,967 shares at cost	(11,000)

Total stockholders’ equity	8,036,000

$8,418,000

See accompanying notes to condensed consolidated financial statements.

Index

STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	For the three months ended
	March 31,
	2006	2005
REVENUES:
Oil & gas revenue	$380,000	$269,000
Interest and other income	65,000	39,000
	445,000	308,000

EXPENSES:
General and administrative	240,000	139,000
Depreciation, depletion and amortization	94,000	78,000
Oil & gas operations	98,000	72,000
	432,000	289,000

Net income	$13,000	$19,000

Basic income per share	$0.00	$0.00

Shares used to compute basic income per share	11,078,105	11,078,105

Diluted income per share	$0.00	$0.00

Shares used to compute diluted income per share	11,078,105	11,178,105

See accompanying notes to condensed consolidated financial statements

Index

STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the three months ended March 31,
	2006	2005
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:
Net income from continuing operations	$13,000	$19,000
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Depreciation, depletion and amortization	94,000	78,000

Changes in assets and liabilities:
Decrease (increase) in oil and gas, related party and other receivables	(7,000)	6,000
Increase in oil and gas interests	(35,000)	(34,000)
Decrease in other assets	17,000	10,000
Increase in accounts payable	142,000	28,000
Decrease in accrued liabilities	(81,000)	(31,000)

NET CASH PROVIDED BY CONTINUING OPERATING ACTIVITIES	143,000	76,000

CASH FLOWS FROM CONTINUING INVESTING ACTIVITIES:
Advances to joint operators for development of oil and gas properties	(83,000)	(97,000)
Purchases of property and equipment	0	(1,000)

NET CASH USED IN CONTINUING INVESTING ACTIVITIES	(83,000)	(98,000)

CASH FLOWS OF DISCONTINUED OPERATONS: (Revised - See Note 1)
Operating cash flows	0	(88,000)

NET CASH USED IN DISCONTINUED OPERATIONS	0	(88,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	60,000	(110,000)

CASH AND CASH EQUIVALENTS, beginning of period	6,282,000	6,696,000

CASH AND CASH EQUIVALENTS, end of period	$6,342,000	$6,586,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid during the period	$0	$0
Taxes paid during the period	$16,000	$100,000

See accompanying notes to condensed consolidated financial statements.

Index

STRATFORD AMERICAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Stratford American Corporation and subsidiaries (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not contain all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Certain prior-period amounts have been reclassified to conform to the current period presentation. In addition, the Company has separately disclosed the operating, investing and financing portions of the cash flows attributable to its discontinued operations, which in prior periods were reported on a combined basis as a single amount. Operating results for the three months ended March 31, 2006 may not necessarily be indicative of the results that may be expected for the year ended December 31, 2006.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. These interim financial statements should be read in conjunction with the unaudited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the Securities and Exchange Commission.

Note 2 - Going-Private Proposal

On January 31, 2006, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with JDMD Investments, L.L.C., an Arizona limited liability company (“JDMD”), Stratford Holdings Investment, L.L.C., an Arizona limited liability company (“Stratford Holdings”), and Stratford Acquisition, L.L.C., an Arizona limited liability company and a wholly-owned subsidiary of Stratford Holdings (“Stratford Acquisition” and together with JDMD and Stratford Holdings, the “Buyout Parties”), pursuant to which Stratford Acquisition will merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation.

Pursuant to the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of common stock of the Company (“Common Stock”), other than Common Stock owned by the Company or any wholly-owned subsidiary of the Company, by the Buyout Parties and by shareholders who properly exercise dissenters’ rights, will be converted into the right to receive $0.80 in cash per share, without interest. On April 20, 2006, the Company entered into an Amendment to Agreement and Plan of Merger (the “Amendment”) with the Buyout Parties.  The Amendment amends the Merger Agreement. Pursuant to the terms of the Amendment, the consideration payable to each shareholder of the Company upon consummation of the Merger was increased from $0.80 per share to $0.90 per share. All other terms of the Merger Agreement remained the same. JDMD intends to finance the Merger through use of the Company’s cash reserves, which will become available immediately upon the effectiveness of the Merger, and other cash available to JDMD from its business activities unrelated to the Company.

Index

This is a “going private” transaction. The Merger will extinguish all equity interests in the Company held by its public shareholders and will result in the Company being a wholly-owned subsidiary of Stratford Holdings. JDMD, as sole owner of Stratford Holdings, will be the beneficiary of the earnings and growth of the Company, if any, following the Merger and will bear the risks of any decrease in the value of the Company following the Merger.

Following the Merger, the Company’s common stock will no longer be publicly traded, and the Company will no longer file periodic reports with the Securities and Exchange Commission.

The Merger is conditioned upon, among other things, the affirmative vote of the holders of a majority of the outstanding unaffiliated shares of Common Stock (those not owned, directly or indirectly, by the Buyout Parties or their affiliates) and the affirmative vote of the holders of a majority of all outstanding shares of Common Stock (including those shares owned, directly or indirectly, by the Buyout Parties or their affiliates). Refer to the Company’s filings on Form 8-K dated January 31, 2006 and April 20, 2006, and filed with the Securities and Exchange Commission on February 1, 2006 and April 20, 2006, respectively, for additional information.

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

Note 3 - Real Estate Investments/Discontinued Operations

On August 30, 2004, Scottsdale Thompson Peak, LLC (“STP”), entered into a Purchase and Sale Agreement (“the Agreement”) with Holualoa Arizona, Inc, an Arizona corporation (“Holualoa”) to sell the Company’s real estate segment, which consisted primarily of an office building located in Scottsdale, Arizona (“the Property”). The Agreement called for the closing of the sale of the Property by the end of November 2004 at a price of $31,400,000. The transaction closed on November 9, 2004. Debt service obligations of $23,401,000, which were inclusive of a $20,000,000, 5.9% loan, a $2,500,000, 6% loan and a $1,800,000, 10% loan, were paid out of the cash proceeds from the sale of the Property. Net cash proceeds from the November 9, 2004 sale of the Property to STP, of which the Company owns 80% of the membership interests in, were $7,468,000. The Company’s 80% share of the proceeds was approximately $5,974,000. The Company has not made any decisions as to the use of the proceeds from the sale of the Property and is currently evaluating the best use of these proceeds. Should the Merger Agreement, discussed in Note 2, be approved and adopted by the Company’s shareholders, the cash reserves will be become immediately available. JDMD intends to finance the Merger through use of the cash reserves of the Company, and cash available to JDMD from its business activities unrelated to Stratford.

The real estate segment has been accounted for as a discontinued operation and, accordingly, its net liabilities and cash flows are segregated for all periods presented in the accompanying unaudited condensed consolidated financial statements.

Index

The components of net liabilities of discontinued operations as of March 31, 2006 consist of accounts payable of $6,000. These liabilities will be adjusted in the future if the Company’s estimate of remaining costs changes. The effect of any future adjustments to net liabilities of discontinued operations would be presented in the income statement as an adjustment to the previously recorded gain on sale of building.

Note 4 - Earnings Per Share

In accordance with the provisions of FASB Statement of Financial Accounting Standards No. 128 (“Statement 128”), EARNINGS PER SHARE, basic earnings per share is computed on the basis of the weighted-average number of common shares outstanding during the periods. Diluted earnings per share is computed based upon the weighted-average number of common shares plus the assumed issuance of common shares for all potentially dilutive securities. There were no potentially dilutive securities outstanding for the three month period ended March 31, 2006. In calculating diluted net earnings per share for the three month period ended March 31, 2005, common stock equivalents consisting of 100,000 stock options have been included.

Note 5 - Employee Stock Options

Prior to January 1, 2006, the Company accounted for stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payment" ("SFAS 123R"), using the modified prospective transition method. Under the modified prospective transition method, compensation cost is recognized in the financial statements beginning with the effective date based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS No. 123, "Accounting for Stock Based Compensation" ("SFAS 123") for all unvested awards granted prior to the effective date of SFAS 123R. Results for prior periods are not restated using the modified prospective transition method.

The adoption of SFAS 123R had no impact on the Company's financial condition or results of operations as there were no stock options outstanding as of January 1, 2006.

Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company’s pro forma net income would have been:

For the three months ended March 31, 2005

Net income - as reported	$19,000
Less:
Total stock based employee compensation expense
Determined under fair value method for stock options	0

Net income - pro forma	$19,000

Basic and diluted net income per share - as reported	$0.00

Basic and diluted net income per share - pro forma	$0.00

Index

Note 6 - Oil and Gas Interests

The Company, through its wholly owned subsidiary Stratford American Energy Corporation (“SAEC”), purchased working interests in 23 oil and gas properties located in Oklahoma and Texas, effective April 1, 2002. Subsequent to the 2002 purchase, the Company has participated in the successful drilling of new producing wells, and as of March 31, 2006 has working interests in 40 producing oil and gas properties. The Company also has a 10% working interest in leases covering 14,000 acres of land. Development and equipment expenditures, by the Company through SAEC, during the first quarter of 2006 were $118,000. Of these expenditures, $41,000 was prepaid to an operator for the drilling of a development well in which the Company elected to participate during the three months ended March 31, 2006, $42,000 was prepaid to two operators for the drilling of two development wells in which the Company elected to participate during 2005, and $35,000 was paid for equipment costs for existing properties. As of March 31, 2006, the Company had prepaid two operators a total of $166,000 for the drilling of four development wells. These development wells are expected to be completed in the second quarter of 2006. Total capitalized costs of the SAEC properties and accumulated depletion and amortization are as follows:

March 31, 2006

Oil and gas interests	$1,687,000
2006 development costs and equipment additions	118,000
Less accumulated depletion and amortization	(506,000)

Net oil and gas interests	$1,299,000

The Company recognized depletion expense of $49,000 and $34,000 for the three months ended March 31, 2006 and 2005, respectively.

In addition to the oil and gas interests, acquisition costs of $68,000 are being amortized equally over a seven-year period, which is the estimated life of the wells. The Company recognized amortization expense of $2,000 for each of the three month periods ended March 31, 2006 and 2005, respectively. Total accumulated amortization of acquisition costs at March 31, 2006 was $37,000, leaving net acquisition costs of $31,000 on the books of the Company.

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

March 31, 2006

Oil and gas interests	$3,723,000
Less accumulated depletion and amortization	(3,383,000)
Net oil and gas interests	$340,000

Index

Oil and gas interests are being depleted equally over a seven-year period, which is the estimated life of the wells. The Company recognized depletion expense of $33,000 for each of the three month periods ended March 31, 2006 and 2005, respectively. The Company recorded amortization expense on intangible drilling costs and depreciation expense on equipment of $6,000 and $5,000 for the three month periods ended March 31, 2006 and 2005, respectively.

In addition to the oil and gas interests, acquisition costs of $48,000 are being amortized equally over a seven-year period. The Company recognized amortization expense of $2,000 for each of the three month periods ended March 31, 2006 and 2005, respectively. Total accumulated amortization of the acquisition costs at March 31, 2006 was $36,000 leaving net acquisition costs of $12,000 on the books of the Company.

Stratford American Resource Corporation (“SARC”) originally paid $38,000 for a nominal working interest in five oil and gas wells. The wells were fully depleted at March 31, 2006. During 2005, a well that had previously been shut-in was recompleted and returned to production and the Company paid $6,000 in intangible drilling costs. These costs are being amortized equally over a five-year period, which is the estimated life of the well.

Total net oil and gas interests at March 31, 2006 are $1,645,000. Total net acquisition costs relating to the oil and gas properties are $43,000 and are reported within other assets in the accompanying unaudited condensed consolidated balance sheet.

Note 7 - Related Party Transactions

During the three months ended March 31, 2006, the Company received $17,000 from two companies that are partially owned by four of the Company’s executive officers or directors. These receipts were reimbursements for administrative expenses incurred by the Company on behalf of the related parties. These reimbursements are accrued monthly and are recorded as a reduction of general and administrative expense for the three months ended March 31, 2006. At March 31, 2006, $16,000 of these reimbursements are recorded as related party receivables in the accompanying unaudited condensed consolidated balance sheet.

The Company has a month-to-month sublease of the Company’s offices with a company that is owned by a majority shareholder of the Company. The monthly rent is $2,000, which is at market rate. The Company received $6,000 for each of the three months ended March 31, 2006 and 2005. These receipts from the sublease were recorded as a reduction in rental expense, included in general and administrative expense in the accompanying unaudited condensed consolidated statements of income. At March 31, 2006, all of the sublease payments had been received.

Note 8 - Commitments and Contingencies

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

Index

Note 9 - Recent Accounting Pronouncements

In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), ACCOUNTING FORCONDITIONAL ASSET RETIREMENT OBLIGATIONS, an interpretation of FASB Statement No. 143. FIN 47 clarifies that an entity is required to recognize a liability for a legal obligation to perform an asset retirement activity if the fair value can be reasonably estimated even though the timing and (or) method of settlement are conditional on a future event. FIN 47 was required to be adopted for annual reporting periods ending after December 15, 2005. Management has determined that the adoption of this standard will not have a material impact on the Company’s financial condition or results of operations.

In May 2005, the FASB issued SFAS No. 154, ACCOUNTING CHANGES AND ERROR CORRECTIONS - a replacement of APB Opinion No. 20 and FASB Statement No. 3, which provides guidance on the accounting for and reporting of accounting changes and error corrections. The statement requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine the period-specific effects of the cumulative effect of the change. The guidance provided in Accounting Principles Board (APB) Opinion No. 20 for reporting the correction of an error in previously issued financial statements remains unchanged and requires the restatement of previously issued financial statements. SFAS No. 154 was effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard did not have any impact on the Company’s financial condition or results of operations.

Index

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (forward-looking statements) that involve certain risks and uncertainties. The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto appearing elsewhere in this report. Except for the historical information contained herein, any statements that refer to expectations, projections or other characterization of future events or circumstances, and especially those which include variations of the words “believes,” “intends,” “estimates,” “anticipates,” “expects,” “plans,” or similar words or variations thereof, are likely to be forward-looking statements, and as such, are likely to concern matters involving risk, uncertainty, unpredictability and other factors that could materially and adversely affect the outcome or results indicated by or inferred from the statements themselves. Such factors include, among others, the following: the risk that the working interests in the SAEC oil and gas properties and the operations of SA Oil may not be profitable; the risk that the Company will recognize losses from operations; the risk that all of the foregoing factors or other factors could cause fluctuations in the Company’s operating results and the price of the Company’s common stock; and other risks detailed in this quarterly report and from time to time in the Company’s other filings with the Securities and Exchange Commission. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this quarterly report on Form 10-QSB and in the Company’s other filings with the Securities and Exchange Commission, and that no statements contained in the following discussion or in this Form 10-QSB should be construed as a guarantee or assurance of future performance or future results, and the reader is cautioned to not place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this quarterly report on Form 10-QSB, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

General

On November 9, 2004, the Company, through its 80% owned subsidiary, Scottsdale Thompson Peak, LLC, sold the property located at 20225 North Scottsdale Road, Scottsdale, Arizona. The total sales price for the property was $31,400,000. Following the payment of debt service obligations and related interest due of $23,401,000, which were inclusive of a $20,000,000, 5.9% loan, a $2,500,000, 6% loan and a $1,800,000, 10% loan, and the payment of closing costs and pro-rations of $531,000, cash proceeds to Scottsdale Thompson Peak, LLC were $7,468,000. The Company’s 80% share of the net proceeds was $5,974,000. This transaction represents the sale of the Company’s real estate segment. See Note 3 to the accompanying unaudited condensed consolidated financial statements of the Company for additional information related to the sale of the discontinued operations.

The Company owns working interests in oil and gas properties primarily located in Oklahoma and Texas as discussed in Note 6 of the accompanying unaudited condensed consolidated financial statements of the Company.

Other than the transactions described above, the Company has no significant operations and there can be no assurance that the Company’s operations will be profitable. The Company’s future revenues and operating costs may fluctuate significantly due to any one factor and or a combination of factors, many of which are outside management’s control. Management has identified the most important risk factors that may affect operating results in the future as follows:

Index

Oil and gas prices: Oil and gas prices are volatile. A decline in prices could adversely affect the Company’s financial position, financial results and cash flows. The Company’s revenues and operating results depend primarily upon the prices received for oil and gas products. Historically, the markets for oil and gas have been volatile and they are likely to continue to be volatile. The volatility of the energy markets makes it extremely difficult to predict future oil and gas price movements with any certainty.

Competition: Competition in the oil and natural gas industry is intense. Many competitors have greater financial and other resources than the Company.

Exploration and development drilling: Exploration and development drilling may not result in commercially productive reserves. The new wells that the Company may participate in may not be productive and the Company may not recover all or any portion of its investment in wells in which it participates. The cost of drilling, completing and operating a well is often uncertain, and cost factors can adversely affect the economics of a project.

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

Sarbanes-Oxley: The enactment of the Sarbanes-Oxley Act of 2002 has led to increased compliance costs and additional burdens on management. Section 404 of the Sarbanes-Oxley Act of 2002, scheduled to be in effect for the Company’s fiscal year ending December 31, 2007, requires the Company’s management to assess the effectiveness of the Company’s internal controls over financial reporting and include an assertion in the Company’s annual report as to the effectiveness of the Company’s controls. The Company’s independent registered public accounting firm will be required to attest to whether management’s assessment of the effectiveness of the Company’s internal controls over financial reporting is fairly stated in all material respects and separately report on whether it believes management maintained, in all material respects, effective internal controls over financial reporting as of December 31, 2007. The Company expects that the adoption of Section 404 will require significant amounts of management time and resources, and will significantly increase the Company’s costs both internal and in the form of higher fees paid to its external auditors and other financial advisors, that may adversely impact the Company’s operating results.

Stock price volatility: The Company’s common shares are currently listed for public trading on the OTC Bulletin Board. The trading price of the Company’s common shares has been subject to wide fluctuations. Trading prices of the Company’s common shares may fluctuate in response to a number of factors, many of which will be beyond the Company’s control. The Company’s common stock’s small public float, extremely limited trading volume, and bid-asked trading price spread have limited the Company’s ability to use its common stock as acquisition currency and has significantly limited the ability of shareholders to sell their shares without also reducing the trading price of the common stock.

On January 31, 2006, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with JDMD Investments, L.L.C., an Arizona limited liability company (“JDMD”), Stratford Holdings Investment, L.L.C., an Arizona limited liability company (“Stratford Holdings”), and Stratford Acquisition, L.L.C., an Arizona limited liability company and a wholly-owned subsidiary of Stratford Holdings (“Stratford Acquisition” and together with JDMD and Stratford Holdings, the “Buyout Parties”), pursuant to which Stratford Acquisition will merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation.

Index

Pursuant to the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of common stock of the Company (“Common Stock”), other than Common Stock owned by the Company or any wholly-owned subsidiary of the Company, by the Buyout Parties and by shareholders who properly exercise dissenters’ rights, will be converted into the right to receive $0.80 in cash per share, without interest. On April 20, 2006, the Company entered into an Amendment to Agreement and Plan of Merger (the “Amendment”) with the Buyout Parties. The Amendment amends the Merger Agreement. Pursuant to the terms of the Amendment, the consideration payable to each shareholder of the Company upon consummation of the Merger was increased from $0.80 per share to $0.90 per share. All other terms of the Merger Agreement remained the same. JDMD intends to finance the Merger through use of the Company’s cash reserves, which will become available immediately upon the effectiveness of the Merger, and other cash available to JDMD from its business activities unrelated to the Company.

This is a “going private” transaction. The Merger will extinguish all equity interests in the Company held by its public shareholders and will result in the Company being a wholly-owned subsidiary of Stratford Holdings. JDMD, as sole owner of Stratford Holdings, will be the beneficiary of the earnings and growth of the Company, if any, following the Merger and will bear the risks of any decrease in the value of the Company following the Merger.

Following the Merger, the Company’s common stock will no longer be publicly traded, and the Company will no longer file periodic reports with the Securities and Exchange Commission.

The Merger is conditioned upon, among other things, the affirmative vote of the holders of a majority of the outstanding unaffiliated shares of Common Stock (those not owned, directly or indirectly, by the Buyout Parties or their affiliates) and the affirmative vote of the holders of a majority of all outstanding shares of Common Stock (including those shares owned, directly or indirectly, by the Buyout Parties or their affiliates). Refer to the Company’s filings on Form 8-K dated January 31, 2006 and April 20, 2006, and filed with the Securities and Exchange Commission on February 1, 2006 and April 20, 2006, respectively, for additional information.

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

Index

Critical Accounting Policies and Estimates

The consolidated balance sheet and consolidated statements of income have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires the Company to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to oil and gas interests, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Liquidity and Capital Resources

At March 31, 2006, the Company had $6,342,000 in available cash resources. A significant amount of the cash available at March 31, 2006 was generated from the one-time sale of the Property held by the Company’s 80% subsidiary, STP. Proceeds to the Company from the sale of the Property by STP were $5,974,000.

During the three months ended March 31, 2006, the Company, through its wholly-owned subsidiary, SAEC, elected to participate proportionately in the drilling of one new development well with costs paid by the Company of $41,000. Funds for the development drilling came from Company cash. Future costs to complete the development well, should it prove to be a producing property, will be approximately $16,000 and will be funded with Company cash. Also, during the three months ended March 31, 2006, the Company paid $42,000 in additional development drilling costs on three development wells in which the Company had elected to participate proportionately during 2005. Future costs to complete the three development wells should they prove to be producing properties, will be approximately $105,000 and will be funded with Company cash. In addition, the Company paid $35,000 for equipment on five producing wells.

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

Results of Operations - Three Month Period Ended March 31, 2006, Compared with Three Month Period Ended March 31, 2005

The Company reported net income of $13,000 and $19,000 for the three month periods ended March 31, 2006 and 2005, respectively.

Oil and Gas Revenues. For the three months ended March 31, 2006, oil and gas revenues were $380,000, increasing $111,000, or 41% from $269,000 for the three months ended March 31, 2005. Oil and gas revenues accounted for 85% and 87% of the total revenues from operations for the three month periods ended March 31, 2006 and 2005, respectively. The increasing oil and gas prices are the primary factor in the increase in revenues. Additional production volumes, primarily due to positive drilling results for development properties in which the Company elected to participate, also contributed to the increase.

Separately, the SA Oil properties generated $199,000 and $156,000 in revenue for the three months ended March 31, 2006 and 2005, respectively. The working interests in the SAEC oil and gas properties generated $177,000 and $110,000 in revenue for the three months ended March 31, 2006 and 2005, respectively. The SARC oil and gas properties generated $4,000 and $3,000 in revenues for the three months ended March 31, 2006 and 2005, respectively.

Oil and gas activities are the major part of the Company’s continuing operations. The Company sells its gas in the spot market, which is highly seasonal and volatile. Oil prices will continue to be affected by world markets and conditions.

Interest and Other Income. Interest and other income increased from $39,000 for the three months ended March 31, 2005 to $65,000 for the three months ended March 31, 2006. The increase is a result of higher interest rates being received in 2006 on the Company’s cash accounts.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related benefits, office rent, legal and accounting fees, and other administrative costs incurred in our office. General and administrative expenses increased 73%, from $139,000 for the three months ended March 31, 2005 to $240,000 for the three months ended March 31, 2006. The increase is primarily due to legal and accounting costs of $99,000 related to the Merger Agreement (see Note 2 - Going- Private Proposal).

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense increased from $78,000 for the three months ended March 31, 2005 to $94,000 for the three months ended March 31, 2006. The increase in expense of $16,000 for the three months ended March 31, 2006 is due primarily to the additional depletion expense of $15,000 recognized on eight SAEC development wells completed subsequent to March 31, 2005 and an increase of $1,000 in amortization on intangible drilling costs capitalized for the SAEC properties.

Index

Oil and Gas Operations. Oil and gas operations expense increased from $72,000 for the three months ended March 31, 2005 to $98,000 for the three months ended March 31, 2006. The increased expense for the three months ended March 31, 2006 resulted primarily from higher field operating expenses from an expanded number of properties and higher maintenance costs.

Discontinued Operations. As previously discussed above in Note 3, a real estate Property was sold by STP to Holualoa, effective November 9, 2004 and has been accounted for as a discontinued operation and therefore there are no results of operations for the three month periods ending March 31, 2006 and 2005.

Related Party Transactions

Related party transactions are discussed in Note 7 of the accompanying unaudited condensed consolidated financial statements of the Company.

Capital Requirements

During the three months ended March 31, 2006, the Company utilized $118,000 in cash to fund development costs and capital additions for the oil and gas interests, as discussed in Note 6. Future costs to complete the four development wells, should they prove to be producing properties, will be approximately $121,000 and will be funded from Company cash.

Other than the capital requirements described above, the Company does not have any material plans for future capital expenditures at the present time.

Impact of Inflation

Inflation has not had a significant impact on the Company’s results of operations.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as defined by Item 303(c) of Regulation S-B.

ITEM 3.  CONTROLS AND PROCEDURES

Our Chief Executive Officer, our President and our Controller, based on the evaluation of our disclosure controls and procedures (as defined in rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that, as of March 31, 2006 our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information was accumulated and communicated to our Chief Executive Officer, our President and our Controller, in a manner that allowed for timely decisions regarding disclosure.

Index

During the three months ended March 31, 2006, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

    Responses to Items 1 through 5 are omitted since these items are not applicable.

ITEM 6.   EXHIBITS

(a)	Exhibits

        See index beginning on page 20

(b)	Reports on Form 8-K

On February 1, 2006, the Company filed a Form 8-K dated January 31, 2006, relating to an Agreement and Plan of Merger with JDMD Investments, LLC, an Arizona limited liability company, Stratford Holdings Investment, LLC, an Arizona limited liability company, and Stratford Acquisition, LLC, an Arizona limited liability company and wholly-owned subsidiary of Stratford Holdings, pursuant to which Stratford Acquisition will merge with and into the Company, with the Company continuing as the surviving corporation.

The following report on Form 8-K was filed subsequent to the first quarter ended March 31, 2006:

On April 20, 2006, the Company filed a Form 8-K dated April 20, 2006, relating to an Amendment to Agreement and Plan of Merger with JDMD Investments, LLC, an Arizona limited liability company, Stratford Holdings Investment, LLC, an Arizona limited liability company, and Stratford Acquisition, LLC, an Arizona limited liability company and wholly-owned subsidiary of Stratford Holdings, pursuant to which Stratford Acquisition will merge with and into the Company, with the Company continuing as the surviving corporation.

Index

Signatures

In accordance with the requirements of Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRATFORD AMERICAN CORPORATION Registrant

Date: May 15, 2006	By:	/s/ Mel L. Shultz

Mel L. Shultz, President and Director

Date: May 15, 2006	By:	/s/ David H. Eaton

David H. Eaton, Chief Executive Officer and Chairman of the Board

Date: May 15, 2006	By:	/s/ Daniel E. Matthews

Daniel E. Matthews, Controller, Secretary and Treasurer

Index

EXHIBITS INDEX

Exhibits 31.1, 31.2, 31.3 and 32 are filed with this report. The Company hereby incorporates all other exhibits by reference pursuant to Rule 12b-32, each of which (except Exhibits 3.3, 10.9, 10.10, 10.11, 10.12, 10.13, 10.14, 10.15, 10.16, 10.17, 10.18, 10.19, 10.20, 10.21, 10.22, 10.23) was filed as an exhibit to the Company’s Registration on Form 10, which was filed July 22, 1988, and amended on October 7, 1988, and December 8, 1988. Exhibit 3.3 was filed with the Company’s Registration Statement on Form S-1 on June 12, 1989, with the Securities and Exchange Commission. Exhibit 10.9 was filed as Exhibit 2.1 to the Company’s Form 8-K, which was filed with the Securities and Exchange Commission on October 28, 1998. Exhibit 10.10 was filed as Exhibit 10.39 to the Company’s form 10-KSB for the year ended December31, 1998, which was filed with the Securities and Exchange Commission on March 31, 1999. Exhibits 10.11, 10.12, and 10.13 were filed with the Company’s Form 10-KSB for the year ended December 31, 1999 which was filed with the Securities and Exchange Commission on March 30, 2000. Exhibit 10.14 was filed with the Company’s Form 10-KSB for the year ended December 31, 2000, which was filed with the Securities and Exchange Commission on March 30, 2001. Exhibit 10.15 was filed as Exhibit 2.1 to the Company’s Form 8-K, which was filed with the Securities and Exchange Commission on May 2, 2001. Exhibit 10.16 was filed as Exhibit 2.1 to the Company’s Form 8-K, which was filed with the Securities and Exchange Commission on June 18, 2002. Exhibit 10.17 was filed as Exhibit 2.1 to the Company’s Form 8-K, which was filed with the Securities and Exchange Commission on December 26, 2002. Exhibit 10.18 was filed as Exhibit 10.1 to the Company’s Form 8-K, which was filed with the Securities and Exchange Commission on December 26, 2002. Exhibit 10.19 was filed with Form 10-KSB for the year ended December 31, 2002, which was filed with the Securities and Exchange Commission on March 31, 2003. Exhibit 10.20 was filed with the Company’s Definitive Proxy Statement (Schedule 14A) for its annual meeting of shareholders held on July 8, 1998, which was filed with the Securities and Exchange Commission on April 28, 1998. Exhibit 10.21 was filed as Exhibit 99.2 to the Company’s Form 8-K, which was filed with the Securities and Exchange Commission on November 15, 2004. Exhibit 10.22 was filed as Exhibit 2.1 to the Company’s Form 8-K, which was filed with the Securities and Exchange Commission on February 1, 2006. Exhibit 10.23 was filed as Exhibit 2.1 to the Company’s Form 8-K, which was filed with the Securities and Exchange Commission on April 20, 2006.

Number	Description

3.1	Articles of Incorporation
3.2	By-laws
3.3	Articles of Amendment to Articles of Incorporation
4.1	Form of Common Stock Certificate
4.2	Form of Series “A” Preferred Stock Certificate
4.3	Articles IV of the Articles of Incorporation
4.4	Article III of the Bylaws
10.1	Indemnification Agreement, dated as of May 19, 1988, between the Company and Mel L. Shultz
10.2	Schedule of Omitted Indemnification Agreements
10.3	Indemnification Agreement, dated as of February 19, 1988, relating to guarantees
10.4	Indemnification Agreement, dated as of May 10, 1988, relating to guarantees
10.5	Registration Agreement, dated as of February 19, 1998
10.6	Agreement, dated as of February 18, 1988, relating to restrictions against preferred shares
10.7	Trust Agreement, dated as of June 18, 1987

Index

Number	Description

10.8	Share Sale and Registration Agreement, dated January 31, 1989
10.9	Acquisition Agreement between Stratford American Car Rental Systems,
Inc. and Dollar Rent A Car Systems, Inc. dated September 24, 1998
10.10	Net Lease Agreement between Stratford American Car Rental Systems, Inc. and Dollar Rent A Car Systems, Inc. dated October 1, 1998
10.11	Post-Closing Statement between Dollar Rent A Car Systems, Inc. and Stratford American Car Rental Systems, Inc. dated January 27, 1999
10.12
Settlement Agreement between Stratford American Resource Corporation, Energy Investments Advisors, Inc., Oil & Gas Advisors, Inc., Petroleum Advisors & Co., Samuel B. Davis, and Hugh J. Davis, dated October 6, 1999

10.13	Purchase Agreement by and between Foot Creek Corporation of Arizona and Grandilla (Arizona), Inc. and Stratford American Car Rental Systems, Inc. dated December 29, 1999
10.14	Operating Agreement between DVI Raintree, LLC, Stratford American Corporation and Colonial Raintree, LLC dated October 26, 2000
10.15	Stock Purchase Agreement, dated March 22, 2001 by and among SA Oil and Gas Corporation, the shareholders of SA Oil and Gas Corporation and Stratford American Corporation.
10.16	Purchase and Sale Agreement, dated June 5, 2002 by and between Crown Energy Drilling Production Fund 2001-1 Limited Partnership and Stratford American Energy Corporation
10.17	Purchase and Sale Agreement, dated July 17, 2002, by and between Opus West Corporation, a Minnesota corporation, and Stratford American Corporation
10.18	Letter Agreement between Stratford American Corporation, JDMD Investments, L.L.C., Diamond Ventures, Inc., Golden Gate Apartments, Ltd., L.P., Auriga Properties, Inc., DRD-97 Trust and David Goldstein
10.19	Operating Agreement of Scottsdale Thompson Peak, LLC
10.20	Stratford American Corporation 1998 Stock Incentive Plan
10.21	Purchase and Sale Agreement, dated August 30, 2004, by and between Holualoaholualoa,
Holualoa Arizona, Inc. and Scottsdale Thompson Peak, LLC
10.22	Agreement and Plan of Merger, dated January 31, 2006, by and among
JDMD Investments, L.L.C., Stratford Holdings Investment, L.L.C., and
Stratford Acquisition, L.L.C.
10.23	Amendment to Agreement and Plan of Merger, dated April 20, 2006, by and among JDMD Investments, L.L.C., Stratford Holdings
Investment L.L.C., and Stratford Acquisition, L.L.C.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002